Form 10-K
period 2014-12-31
KLX Inc.
filed 2015-03-06
CIK 1617898

Use these links to rapidly review the document

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AND SCHEDULE

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001-36610

KLX INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	47-1639172 (I.R.S. Employer Identification No.)

1300 Corporate Center Way,
Wellington, Florida
(Address of principal executive offices)

(561) 383-5100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None.

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒.

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒.

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐.

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒.

          As of June 30, 2014, the last business day of the registrant's most recently completed second quarter, the registrant's common stock was not publicly traded. The registrant's common stock began trading on the NASDAQ Global Select Market on December 17, 2014. As of March 2, 2015, the aggregate market value of the registrant's voting stock held by non-affiliates was approximately $2,125 million. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant's common stock, $0.01 par value, outstanding as of March 2, 2015 was 52,464,489 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Certain sections of the registrant's Proxy Statement to be filed with the Commission in connection with the 2015 Annual Meeting of Stockholders or Annual Report on Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year, are incorporated by reference in Part III of this Form 10-K. With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K (this "Form 10-K") includes forward-looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward-looking statements include all statements that are not historical in nature or are not current facts. We have tried to identify these forward-looking statements by using forward-looking words including "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "might," "should," "could," "will" or the negative of these terms or similar expressions.

        These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. These factors include the risks, uncertainties, assumptions and other factors discussed under the headings "Item 1A. Risk Factors," as well as "Item 1. Business", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K, including the following factors:

  •
  regulation of and dependence upon the aerospace and energy industries;

  •
  the cyclical nature of the aerospace and energy industries and the deterioration of general economic conditions;

  •
  market prices for fuel, oil and natural gas;

  •
  competitive conditions;

  •
  legislative or regulatory changes and potential liability under federal and state laws and regulations;

  •
  risks inherent in international operations, including compliance with anti-corruption laws and regulations of the U.S. government and various international jurisdictions;

  •
  doing business with the U.S. government;

  •
  reduction in government military spending;

  •
  JIT contracts and LTAs having no guarantee of future customer purchase requirements;

  •
  dependence on suppliers and on third-party package delivery companies;

  •
  decreases in the rate at which oil or natural gas reserves are discovered or developed;

  •
  impact of technological advances on the demand for our products and services;

  •
  delays of customers obtaining permits for their operations;

  •
  hazards and operational risks that may not be fully covered by insurance;

  •
  the write-off of a significant portion of intangible assets;

  •
  the need to obtain additional capital or financing, and the cost of obtaining such capital or financing;

  •
  limitations that our organizational documents, debt instruments and U.S. federal income tax requirements may have on our financial flexibility, our ability to engage in strategic transactions or our ability to declare and pay cash dividends on our common stock;

  •
  failure to have the spin-off qualified as a reorganization for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code;

  •
  our credit profile;

  •
  changes in supply and demand of equipment;

  •
  oilfield anti-indemnity provisions;

  •
  severe weather;

  •
  reliance on information technology resources and the inability to implement new technology;

  •
  increased labor costs or the unavailability of skilled workers;

  •
  inability to manage inventory;

  •
  inability to successfully consummate acquisitions or inability to manage potential growth; and

  •
  inability to achieve some or all of the benefits of the spin-off.

        In light of these risks and uncertainties, you are cautioned not to put undue reliance on any forward-looking statements in this Form 10-K. These statements should be considered only after carefully reading this entire Form 10-K. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Form 10-K not to occur.

        Unless otherwise indicated, the industry data included in this Form 10-K is from the January/February 2015 issue of the Airline Monitor, December 2014 report from the IATA, the Current Boeing Market Outlook 2014, the December 2014 report from Spears & Associates, the Aircraft Analytical System ("ACAS") database, or the Airbus or Boeing corporate websites.

PART I

ITEM 1.    BUSINESS

        Except as otherwise indicated or unless the context otherwise requires, "KLX," "we," "us" and "our" refer to KLX Inc. and its consolidated subsidiaries after giving effect to the internal reorganization and its spin-off from B/E Aerospace, and "B/E Aerospace" refers to B/E Aerospace, Inc., its predecessors and its consolidated subsidiaries, other than, for all periods following the spin-off, KLX Inc. and its consolidated subsidiaries. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—The Spin-off."

Our Company

        We believe, based on our experience in the industry, that we are the world's leading distributor and value-added service provider of aerospace fasteners and consumables, and that we offer one of the broadest ranges of aerospace hardware and consumables and inventory management services worldwide. Through organic growth and a number of strategic acquisitions beginning in 2001, we believe we have become our industry's leading provider of aerospace fasteners, consumable products and supply chain management services. Through our global facilities network and advanced information technology systems, we offer unparalleled service to commercial airlines, business jet and defense original equipment manufacturers and their subcontractors ("OEMs"), maintenance, repair and overhaul ("MRO") operators, and fixed base operators ("FBOs"). With a large and diverse global customer base, including virtually all of the world's commercial airlines, business jet and defense OEMs, OEM subcontractors and major MRO operators across five continents, we provide access to over one million stock keeping units ("SKUs"). We serve as a distributor for every major aerospace fastener manufacturer. In order to support our vast range of custom products and services, we have invested over $100 million in proprietary information technology ("IT") systems to create a superior technology platform. Our systems support both internal distribution processes and part attributes, along with customer services, including just-in-time ("JIT") deliveries and kitting solutions, which we believe are unmatched by any competitor. This business is operated within our Aerospace Solutions Group ("ASG") segment.

        In the latter part of 2013, we initiated an expansion into the energy services sector. Since then, we have acquired seven companies dedicated to providing technical services and related rental equipment to oil and gas exploration and production companies. As a result, we now provide a broad range of solutions and equipment which bring value-added resources to a new customer base, often in remote locations on an episodic or urgent 24/7 basis. Our customers include independent and major oil and gas companies that are engaged in the exploration and production ("E&P") of oil and gas properties in onshore North America, including in the Northeast (Marcellus and Utica Shale), Rocky Mountains (Williston and Piceance Basins), Southwest (Permian Basin and Eagle Ford) and Mid-Continent. This business is operated within our Energy Services Group ("ESG") segment.

        During 2014, ASG generated 77% of our consolidated revenues (74% on a pro forma basis as if all acquisitions had been completed as of the beginning of 2013).

        Our ASG segment has maintained strong, collaborative, long-standing relationships with its customers. As a result of our operational and information technology systems, we have historically been able to ship approximately 60% of our orders within 24 hours of receipt of the order. Our seasoned purchasing and sales teams, coupled with state-of-the-art IT and automated parts retrieval systems, help us to sustain our reputation for highly dependable, rapid, on-time delivery.

        ASG sells fasteners and other consumable products to over 6,000 customers throughout the world. Its top five customers in 2014 collectively accounted for approximately 33% of ASG's 2014 revenues.

        ESG has over 200 master services agreements ("MSAs") with customers, including substantially all of the major, regional and independent E&P companies in North America. ESG's top five customers collectively represented approximately 25% of ESG's 2014 revenues on a pro forma basis to account for acquisitions during 2014 (approximately 26% on an actual basis).

        Our management team has extensive industry experience and company tenure. Our executive officers have an average of more than 20 years in the aerospace consumables or energy services industries.

Industry Overview

Aerospace Solutions Group

        According to Stax, the global market for C-class aerospace parts, which includes hardware, bearings, electronic components and machined parts for both commercial and military customers, was approximately $6.5 billion in 2010. This market is generally segmented by end customer or sales channel. Based on industry sources, we estimate that during 2014 the market for the products and services provided by ASG, other than chemicals, adhesives and other related products, was approximately $4.7 billion; of this amount, we estimate that approximately 34%, or $1.6 billion, is served by the manufacturers of these products directly to the end customers and approximately 66%, or $3.1 billion, is served by stocking distributors such as ASG.

        We believe that there is a direct relationship between demand for fasteners and other consumable products and airliner fleet size, aircraft utilization and aircraft age, as well as new aircraft production rates. All aircraft must be serviced at regular intervals, which drives aftermarket demand for aerospace fasteners and consumable products. ASG generated approximately 38% of its 2014 revenues from aftermarket sales to support the in-service fleet of commercial aircraft, business jet manufacturers and the global fleet of military aircraft. Historically, aerospace fastener and consumable products revenues have been derived from the following sources:

  •
  Support for commercial, business jet and military aircraft OEMs;

  •
  Mandated aircraft maintenance;

  •
  Support for commercial aircraft, business jet and defense subcontractors, most of which tend to purchase through distributors; and

  •
  Demand for structural aircraft modifications, cabin interior modifications and passenger-to-freighter conversions.

        In addition, suppliers in the aerospace, defense and related industries increasingly rely on companies such as ASG to provide a customized single point of contact for inventory management, customized invoicing, automated forecasting and usage monitoring, centralized communications and tracking across their broad and varied supply base.

        Since 2010, as the global economy began to recover from recession, increased passenger traffic volumes and the return to profitability of the global airline industry have created significant demand for commercial aircraft. The Airline Monitor forecasts a 2014 global passenger traffic increase of approximately 5.5% and projects long-term growth at an approximate compounded annual growth rate ("CAGR") of 5.3% during the 2014-2029 period. The International Air Transport Association ("IATA") expects global airline profits to improve to $19.9 billion in 2014, or 88% higher than 2013, marking the global airline industry's fifth consecutive year of profitability.

        Many airlines deferred the replacement of a large number of aging aircraft over the 2000-2009 period. This, combined with recent more efficient new aircraft introductions, the growing requirements for more aircraft to support the projected long-term traffic growth, record capacity utilization rates, high fuel costs and the low cost of financing new aircraft drove the global airline industry to place record orders for new aircraft. Backlogs at Airbus S.A.S. ("Airbus") and The Boeing Company ("Boeing") stood at record levels of approximately 6,386 and 5,789, respectively, at December 31, 2014. They have reported that they each have an approximate eight-year backlog. As a result, most industry analysts believe the outlook for new aircraft deliveries will be strong for the foreseeable future.

        The strong new aircraft delivery cycle has resulted in an increase in ASG's revenues to support the global aerospace manufacturing base, including several new long-term contract awards. However, unlike any prior new aircraft delivery cycle, approximately 45% of the record number of new aircraft deliveries were to replace and retire older, less fuel efficient aircraft. These retirements negatively impacted our 2014 recurring aftermarket revenues and the higher margins related thereto. We expect this trend to begin to reverse as the approximately 7,700 new aircraft delivered over the 2009-2014 period increasingly roll off their warranty periods and begin to require periodic heavy maintenance checks. The outlook for defense sales will remain tied to the procurement budgets approved by Congress, in response to the ongoing need for a strong U.S. military presence to counter global challenges.

        Through 2011, approximately 16% of our revenues were derived from support for military aircraft. Defense spending has historically been driven by the timing of military aircraft orders and evolving government strategies and policies. We also support military aircraft MRO providers. Defense spending began to decline in 2012 as the U.S. government implemented its sequestration program. As a result, we have seen demand from our military and defense customers decline from peak levels experienced prior to 2012 of approximately 16% of total ASG revenues to approximately 12% of 2014 revenues. Similarly, since 2007, business jet manufacturing has declined approximately 50% due to the economic downturn in 2008, and demand from our business jet customers followed a similar trend such that they now account for approximately 5% of 2014 ASG revenues. We also expect an increase in the rate of business jet production in 2015, which would also be a positive addition to our results going forward.

        Other factors expected to affect the industries served by ASG include long-term growth in worldwide fleet of passenger aircraft, an increase in the size of the existing installed base, aging of existing fleet and an expected improvement in the business jet market.

Energy Services Group

        We serve energy industry customers who focus on developing and producing oil and gas onshore in North America. We have integrated the operations of the seven acquisitions that comprise our current business and manage them by both service and product line offerings and by geographic markets. We offer a variety of services, both individually and on a bundled basis, as requested by our customers. The services and equipment we provide to our ESG customers in the energy sector include wireline services, fishing (retrieval) services and equipment, pressure control, logging, pipe recovery and rental equipment to support these services. According to Spears & Associates, the market for providers of the technical services and related rental equipment and other similar products and services we provide to the oil and gas industry in North America is valued at approximately $25 billion, and has grown at a compound annual rate of 11% for the past 5 years through December 31, 2014.

        The oil and gas industry has historically been both cyclical and seasonal. Activity levels are driven primarily by drilling rig counts, well completions and workover activity, the geological characteristics of the producing wells and their effect on the services required to commence and maintain production levels, and our customers' capital and operating budgets. All of these indicators are driven by commodity prices, which are affected by both domestic and global supply and demand factors. In particular, while U.S. natural gas prices are correlated with global oil price movements, they are also affected by local weather and consumption patterns.

        However, we believe future secular growth in the markets for our services and products is supported by the following factors:

  •
  Currently identified recoverable reserves of 223 billion barrels of shale oil and 2,431 trillion cubic feet of shale gas contained within the United States, combined with the United States' long-term goal of energy independence.

  •
  Almost all E&P companies outsource the services required by them to drill wells and maintain production. Drilling and completion activities require numerous services and products from time to time on an "as needed" basis.

  •
  The decline of conventional North American oil and natural gas reservoirs, together with the development of new recovery technologies, is leading to a shift toward the drilling and development of onshore unconventional oil and natural gas resources that require more wells to be drilled and active maintenance to sustain production and maximize total recoveries. We believe drilling activity will be negatively impacted until energy supply and demand reach equilibrium and commodity prices stabilize at a level where our customers can achieve an appropriate return on their investments. However, we believe the increased requirements of these unconventional resources will lead to continued service activity while the industry rebalances its allocation of assets to meet future growth.

  •
  Technologically driven breakthroughs, including (i) continued drilling activity supported by unconventional resources, (ii) the expanding use of horizontal drilling techniques and (iii) longer lateral lengths and increasing number of stages per well, have all created growing demand for services and products to support these advanced drilling activities, many of which are in remote areas with harsh environments.

  •
  The increasing complexity of technology used in the oil and natural gas exploration and development process requires additional technicians on location during drilling. In particular, the increasing trend of pursuing horizontal and directional wells as opposed to vertical wells requires additional expertise on location and, typically, longer drilling times.

        We believe that ESG offers services and products which create value for our customers by reducing their exposure to non-productive time ("NPT") during the drilling and production phases. We provide services and equipment that assist our customers with maintaining and increasing the permeability of the reservoir. We provide specialized experts and equipment to locate and remove blockages or lost equipment from the reservoir that impede drilling or production operations and a broad range of rental equipment to support the operations of our service personnel and our customers.

        Other factors expected to affect the industry served by our ESG segment include:

        Higher Demand for Natural Gas in the United States.    We believe that natural gas will be in increasingly high demand in the United States over the next several years because of its growing popularity as a cleaner burning fuel. Additionally, according to the International Energy Agency's 2014 World Energy Outlook, North America has been at the center of the surge in global investment in recent years and will remain the region with the largest oil and gas investment requirement until 2035.

        Continued Outsourcing of Ancillary Services.    Some of the services we provide have been historically handled by drilling contractors themselves. In many instances, these services are only ancillary to the primary activity of drilling and completing wells and represent only a minor portion of the total well drilling cost. Many drilling contractors are increasingly electing to outsource these services to suppliers who have the expertise to be able to provide increasingly more complex, high-quality and reliable services on a 24/7 basis.

        Despite the outstanding long-term secular industry growth characteristics, the recent precipitous drop in oil and gas commodity prices during the second half of 2014 is likely to have a material negative impact on our business in 2015. Cutbacks to the capital expenditure budgets of many of our oil and gas customers has led to a rapid reduction in the active drilling rig count in the onshore North American market. This reduction in current and planned drilling activity has resulted in both cost and capacity utilization pressures on companies within the oilfield service industry. Significant layoffs at many of the major companies within the industry have already been announced. Our business has begun to experience some of these pressures, particularly in the form of price reduction requests from our customers, with some of our geographic regions experiencing more pressure than others. In response to these evolving industry conditions, our approach is to first ensure that we manage our ESG business prudently by closely monitoring costs while positioning our resources in those activities and regions which we believe will maximize our revenue opportunities. Secondly, our strategy is to maintain sufficient liquidity to take advantage of opportunities that will present themselves. We will also focus on operational excellence and continuous improvement initiatives. Finally, we will work hard to uncover high return acquisition opportunities over the next 18-24 months. However, there can be no assurance such measures will prevent our ESG business from suffering an operating loss from reduction in the volume and/or pricing of its services.

Products and Services

        We conduct our business through two operating segments: ASG and ESG. Information about each of our operating segments is included below.

Aerospace Solutions Group

        We believe, based on our experience in the industry, that we are the world's leading distributor and value-added service provider of aerospace fasteners and consumables, and that we offer one of the broadest ranges of aerospace hardware, consumables and inventory management services worldwide. We achieved this industry leading position through both organic growth and the strategic acquisitions of Honeywell's Consumables Solution business in 2008, Satair's aerospace fastener distribution business in 2010 and UFC and Interturbine in 2012. We have historically shipped approximately 60% of our orders within 24 hours of receipt of the order. With a large and diverse global customer base, including virtually all of the world's commercial airlines, business jet and defense OEMs, OEM subcontractors, major airlines and major MRO operators across five continents, we provide access to over one million SKUs. Our service offerings include inventory management and replenishment, creative and differential supply chain solutions such as third-party logistics programs, special packaging and bar-coding, sophisticated parts kitting, quality assurance testing and a wide variety of purchasing assistance programs, plus the latest in electronic data interchange capability. Our seasoned purchasing and sales teams, coupled with state-of-the-art IT and automated parts retrieval systems, help us to sustain our reputation for high-quality products and rapid, on-time delivery.

        We believe we are the leading provider of aerospace fasteners and consumables, including chemicals, and of logistics services, to every major aerospace OEM, airline and MRO business globally, with over 400 sales, marketing and customer service specialists worldwide. Approximately 38% of our 2014 ASG segment revenues are derived from aftermarket customers and approximately 62% from sales to OEMs and their suppliers. We stock over one million SKUs, are the authorized distributor for more than 200 manufacturers and distribute products for over 3,000 manufacturers. Based on industry sources, we estimate that during 2014, the market for the products and services provided by ASG, other than chemicals, adhesives, and other related products, was approximately $4.7 billion; of this amount, we estimate that approximately 34%, or $1.6 billion, is served by the manufacturers of consumable products directly to the end customers and approximately 66%, or $3.1 billion, is served by stocking distributors such as ASG.

        We offer an extensive range of products, which we believe serves as a key competitive advantage for our business. Our all-inclusive portfolio consists of:

  •
  Fasteners.  We stock inventory to support all commercial and military aircraft, business jets and helicopters. Our inventory position is the most diversified in the industry, supplying bolts, clips, hinges, rings, screws, carbon-faced seals, gaskets, O-rings and more.

  •
  Chemicals.  We stock 100,000 chemical SKUs from 100 manufacturers, which we distribute to over 750 customers globally. Among these products are chemicals, sealants and adhesives, lubricants, paints, cleaners and degreasers.

  •
  Honeywell Proprietary Parts.  We hold an exclusive 20-year license (with 14 years remaining on the original license), which will renew for two successive five-year periods if certain operating metrics are achieved, on over 36,000 Honeywell proprietary parts. Among the product lines supported by these parts are auxiliary power units, propulsion engines, electrical/electro-mechanical and airframe and engine accessories. We are also the primary supplier of these parts to Honeywell for their use during the manufacturing of the aforementioned products.

  •
  Bearings, Electrical, Clamps and Lighting.  We sell lighting products to both OEMs and aftermarket customers. Other product families, such as bearings, tooling, electrical components and clamps, are more recent additions to our product line.

        Our product lines, which are deep and diverse, have an inventory valuation of approximately $1.3 billion with over one million SKUs.

        We offer best-in-class customer service, with over 60% of all orders shipped within 24 hours of order receipt. Among the core services we offer are:

  •
  Sales and Technical Support.  We routinely source alternate replacement parts, support part standardization, support our customers by avoiding stock outs, mitigating obsolete parts, actively defining and planning new products, locating suppliers who produce these engineered parts and increasing cost savings and operational and logistics readiness.

  •
  Delegated Inspection Authority.  This service eliminates receiving inspection and reduces costs through lower record retention expenses, lower inspection expenses and less peer-to-peer engineering support and supplier oversight. Additionally, it allows for a better alignment of configuration and increases throughput.

  •
  Electronic Data Interchange ("EDI").  Reduces costs as it automatically places orders, processes documents, reduces lead times and stockholding and eliminates data entry errors. We offer two different systems, which are designed for specific customer types and/or their specific needs.

  •
  Symphony Direct Ship.  Customers can place orders with us and then Symphony™, our proprietary inventory management system, routes these orders automatically to the appropriate supplier of these parts. The supplier will ship the parts directly to the customer by the date requested, eliminating a process queue and thus allowing for a database to be built over time. Products are stocked based on historical usage and forecasts. Through this process, we become the single point of contact for multiple approved suppliers to reduce our customers' inventory and supplier base. Furthermore, we are able to offer a seamless order and billing process, while allowing full traceability of parts.

  •
  E-Commerce.  This service provides our customers with real-time connection to our systems and inventory, where they can cross-reference part numbers and also see product price and availability. It also allows us to price based upon order quantity. E-Commerce also allows customers to view usage reports for part planning and forecasting.

Energy Services Group

        We serve energy industry customers who focus on developing and producing oil and gas onshore in North America. We have integrated the operations of the seven acquisitions that comprise our current business and manage them both by service and product line offerings and by geographic markets. We offer a variety of services both individually and on a bundled basis as requested by our customers. Our E&P customers require numerous technical services and products on an "as needed" basis, including wireline services, fishing (retrieval) services and equipment, pressure control, logging, pipe recovery and rental equipment to support these services. Much like the need for just-in-time delivery of consumables by ASG, ESG often is faced with just-in-time support requirements for our E&P customers that may be experiencing critical operating issues such as servicing an operating well under high pressures, or removing blockages during well drilling or production. As a result, our industry specialists (many with over 40 years of experience) are on-call (on a rotational basis) 24 hours a day, 7 days a week to meet our customers' needs. Providing this level of customer support, together with a well-rounded service and associated product offerings, has been well received in this rapidly growing market segment. According to Spears & Associates, the market for providers of the technical services and related rental equipment and other similar products and services we provide to the oil and gas industry in North America is valued at approximately $25 billion, and has historically grown at approximately 11% annually. This growth is due primarily to technological advancements that allow for oil and gas recovery from previously unrecoverable shale formations.

        The oil and gas industry has historically been both cyclical and seasonal. Activity levels are driven primarily by drilling rig counts, well completions and workover activity, the geological characteristics of the producing wells and their effect on the services required to commence and maintain production levels, and our customers' capital and operating budgets. All of these indicators are driven by commodity prices, which are affected by both domestic and global supply and demand factors. In particular, while U.S. natural gas prices are correlated with global oil price movements, they are also affected by local weather and consumption patterns. We initiated our expansion in this sector in August 2013 when we acquired the assets of Blue Dot Energy Services, LLC, a provider of on-site services and rental equipment to exploration and production companies in the oil and gas industry with operations primarily in the Marcellus/Utica Shales. In December 2013, we acquired the assets of Bulldog Frac Rentals, LLC, an Eagle Ford Shale-based provider of high-quality pressure control valves and related rental equipment, operating primarily in the Eagle Ford and the Marcellus/Utica Shales. In January 2014, we acquired the assets of the LT Energy Services group of companies, an Eagle Ford Shale-based provider of accommodation and related surface equipment. In February 2014, we acquired the assets of Wildcat Wireline LLC, a provider of wireline services primarily in the Eagle Ford and Marcellus/Utica Shales. In April 2014, we acquired the assets of Vision Oil Tools, LLC, an established provider of services and rental equipment to oil and gas E&P companies with operations located in the Bakken Shale formation in North Dakota (Williston Basin), the Piceance and DJ Basins in Colorado, the Permian Basin in Texas and in Wyoming. In April 2014, we acquired the assets of the Marcellus Gasfield Services group of companies, an oilfield support services and associated rental equipment business based in the northeast U.S. In June 2014, we acquired the assets of the Cornell Solutions group of companies, an oilfield support services and associated rental equipment business based in the southwest U.S. As a result of these acquisitions, we have established a solid presence in the Northeast (Marcellus and Utica Shales), Rocky Mountains (Williston, DJ and Piceance Basins), Southwest (Permian Basin and Eagle Ford) and Mid-Continent regions in North America. We provide high-quality services and products (new and remanufactured after use and American Petroleum Institute ("API") certified) to remote drilling sites using our manufacturing, certification, logistics and IT capabilities to properly prepare for deployment, store, locate and deliver, as needed, while continually providing services to support our customers' drilling operations.

        Our key service and product offerings include:

  •
  Onshore Completion Services:  Includes a variety of services and equipment related to the initial well stimulation, completion and production. These services include the placement and removal of flow control nipples and valves, completion packers, bridge plugs and composite flow through frac plugs, as well as a full line of downhole services tools to optimize oil and gas recovery. These tools and services coupled with our expertise assist our clients in performing operations to optimize oil and gas recovery.

  •
  Wireline Services:  Our wireline services are provided through mobile units that contain large spools of wire. This large spool of wire will spool and unspool, which in turn allows tools and equipment to be quickly conveyed in and out of a wellbore. These wireline units and personnel provide a variety of different downhole services. These services include composite frac plug pump downs, pipe recovery and perforation, as well as well evaluation and logging services.

  •
  Fishing Services and Tools:  We provide a wide range of tools and services to assist our clients when intervention is required at the wellsite. We specialize in providing technically-sound solutions to our clients and having the personnel and equipment to carry out these operations. Through the use of overshots, spears, jarring equipment, internal and external cutters, Venturi tools, magnets and wash over equipment, we provide solutions for our customers. These specialized tools, combined with our expertise and knowledge base, make us a well-positioned company in this industry segment. In addition to our fishing services, we also provide drill-out services to our clients consisting of downhole motors used to drill out frac plugs and sliding sleeves.

  •
  Pressure Control:  We offer a full line of pressure control services and rental equipment to assist our clients at the wellsite. When a client moves on a well to perform any form of operations, they are required to have some means of containing the pressure of the wellbore. Through the use of frac stacks, pressure valves and blow out preventers properly sized for the operation, operators are able to contain any release of pressure from the wellbore. We provide a full line of hydraulic and manual equipment, as well as services to keep them in proper working condition. We service this equipment at our operations facilities to ensure our equipment performs at the wellsite. As part of this service, we also provide rental pipe, power swivels, reverse units and other equipment used to perform well service operations.

  •
  Remanufacturing Shop:  Our operations facilities are positioned around the U.S. and allow our personnel to properly service, restore and test all pressure control equipment, valves, choke manifolds and closing units. By properly servicing our equipment we can ensure our equipment works when it is deployed to a wellsite. In several of the operations facilities, we also offer machine shop services, which consist of CNC lathes, milling machines, spindle lathes and other machining equipment to rework and rectify damaged equipment and to design/build specialized fit-for-purpose tools.

  •
  Accommodations and Related Surface Rental Equipment:  We provide a variety of mobile, customizable workforce accommodations and offices and associated rental equipment to our customers at their remote field locations to keep crews comfortable and dedicated to the job at hand. Our turnkey solutions can be designed for complex requirements, conditions and personnel. We provide a comprehensive range of value-added offerings, including workforce housing and office systems, light towers, generators, pressure washers, pumps, forklifts, manlifts, transformers, satellite systems, water and sewer systems and waste management. Along with our product offerings, we provide on-site customer service.

Customers, Competition and Marketing

Aerospace Solutions Group

        We market our aerospace fasteners and other consumables directly to the airlines, aircraft leasing companies, MRO providers, general aviation, first-tier suppliers to the commercial, military and defense airframe manufacturers, the airframe manufacturers and other distributors. We believe that our key competitive advantages are the breadth of our product offerings and our ability to deliver our products on a timely basis, combined with our core competencies in information management, purchasing and logistics management. Customers for our ASG segment include all major commercial aircraft, business jet and military OEMs, aftermarket MRO providers and airlines. Sales to ASG's top five customers in 2014 accounted for approximately 33% of ASG's revenues. See "Risk Factors—General—If we lose significant customers, significant customers materially reduce their purchase orders or significant programs on which we rely are delayed, scaled back or eliminated, our business, financial condition and results of operations may be adversely affected." Approximately 55% of our ASG revenues in 2014 were to customers in the U.S. with 29% to customers in Europe and the balance to customers in Asia, the Pacific and the Middle East.

        We believe the principal competitive factors in our industry include the ability to provide superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing and an effective quality assurance program. Our competitors include both U.S. and foreign companies. Our largest competitors include Wesco Aircraft, Pattonair, Align, AAA, Adept, Herndon, Boeing, Airbus, PCC, Alcoa, Wencor, Champion, Heico, Jamaica Bearings, Avnet and Avio.

        As of December 31, 2014, we employed over 200 sales personnel with an average of over nine years of experience at our ASG segment. Our sales professionals as of that date were located mostly in the United States and in Europe.

        At our ASG segment, we maintain both inside and outside sales representatives who have superior knowledge of the technical details of our products. As of December 31, 2014, we had 200 inside sales representatives who both sell our products and provide technical expertise regarding those products.

Energy Services Group

        ESG provides services and products and competes in a variety of distinct sub-segments with a number of competitors. Substantially all of our ESG customers are engaged in the energy industry. Most of our sales are to regional or independent oil companies and these sales have resulted in a diversified and geographically balanced portfolio of more than 200 customers within North America. On a pro forma basis, for the year ended December 31, 2014, to give effect to the acquisitions completed through June 30, 2014, revenues from ESG's five largest customers collectively represented approximately 25% of ESG's pro forma revenues (26% on an actual basis). No single customer accounted for more than 10% of ESG's pro forma 2014 revenues.

        Our primary competitors are regional, which provide a more limited range of services and rental equipment. With respect to certain of our services, we also compete with Weatherford, Schlumberger, Halliburton, Baker Hughes, Superior Energy Services, Stallion Oilfield Services and HB Rentals. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, increasingly, breadth of services and products.

        ESG maintains both regional and product/services specialist sales teams. Although sales employees tend to be based locally in regions and field locations, we have established a corporate sales team based in Houston, Texas and Denver, Colorado to coordinate sales and marketing efforts with our key accounts. As of December 31, 2014, we had 13 corporate sales representatives and 59 regional sales representatives with an average of over 15 years of experience.

Suppliers and Procurement

Aerospace Solutions Group

        We do not believe we are dependent on any single supplier or assembler for our raw materials or specified and designed component parts and, based upon the existing arrangements with vendors, our current and anticipated requirements, we believe that we have made adequate provisions for acquiring raw materials.

        We have assembled a number of focused procurement teams which effectively source our broad range of products.

  •
  Planning/Forecasting.  We plan and forecast to individual part number level for global demand, as well as forecast for each customer contract part number, utilizing customized software planning tools.

  •
  Commodity Procurement.  We have specific commodity strategies with industry experts leading each team and key supplier partnership.

  •
  Program Procurement.  We have a single supply chain point of contact for each major program coordinating supply, supplier health, forecasting gap buys and cost targets.

  •
  Advanced Sourcing.  We have quick turnaround for customer demand on non-stock items. If a customer has emergency requests such as an aircraft hold of service pending receipt of hardware, we will procure for immediate need. We also source new items and qualify alternative parts.

Energy Services Group

        We purchase a wide variety of materials, components and partially completed and finished products from manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies, materials or equipment.

Customer Service

Aerospace Solutions Group

        We believe that our customers place a very high value on customer service, on-time delivery and product support, and that the level of customer service we provide is a critical differentiating factor in our industry. In our ASG segment, we bring the resources of an integrated global network, real-time inventory systems and one-on-one personal attention to our customer relationships everywhere in the world. The key elements of such service include:

  •
  on-time delivery;

  •
  immediate availability of spare parts for a broad range of products; and

  •
  prompt attention to customer needs, including unanticipated problems and on-site customer training.

        Customer service is particularly important to the airlines due to the high costs associated with incorrect or late deliveries.

Energy Services Group

        We are highly differentiated in each of the geographic markets that we serve with our services and associated product offerings. This is achieved by being responsive to our customers with both quality and on-time delivery. The key elements include:

  •
  24/7 operations;

  •
  responsiveness to our customers' requirements for ready-to-deploy API certified equipment and a "can do" philosophy;

  •
  technical interface with customers via product line management personnel; and

  •
  client intimacy.

Warranty Product Liability, Insurance

Aerospace Solutions Group

        We warrant our ASG products, or specific components thereof, for periods ranging from one to three years, depending on product and component type. We receive appropriate product warranties and certifications from the manufacturer, and in the event of a defective part, we look to the manufacturer for reimbursement. Historically, warranty costs have not been material at ASG.

Energy Services Group

        The use of certain of our ESG rental equipment or the provision of technical services in connection therewith could involve operational risk and thereby expose us to liabilities. An accident involving our services or equipment, or the failure of a product, could result in personal injury, loss of life and damage to property, equipment or the environment. Damages from a catastrophic occurrence, such as a fire or explosion, could result in substantial claims for damages. We generally attempt to negotiate the terms of our MSAs consistent with industry practice. In general, we attempt to take responsibility for our own personnel and property, while our customers, such as the E&P companies and well operators, take responsibility for their own personnel, property and all liabilities arising from well and subsurface operations. Given the nature of the services and equipment we provide to our customers, none of our businesses have incurred any significant losses as a result of a claim for damages arising from the use of our services or products, either individually or in the aggregate.

        We maintain a risk management program that covers operating hazards, including product liability, property damage and personal injury claims as well as certain limited environmental claims. Our risk management program includes primary and excess umbrella liability policies of $75 million per occurrence, including sudden and accidental pollution claims. We believe that our insurance is sufficient to cover product liability claims.

Information Technology

Aerospace Solutions Group

        We have invested over $100 million in proprietary IT systems to create an unparalleled IT platform for ASG. Our IT systems provide a powerful, highly distributed computing environment that enables us to quickly scale on demand as business dictates. Some of the benefits of our IT platform to our customers include services such as:

  •
  Planning and Forecasting

  •
  Customized System/Database

  •
  Supplier and Customer Portals

  •
  EDI

  •
  E-Commerce

  •
  Support of Value-Added Services

        Our information technology infrastructure is based on a proprietary enterprise resource planning ("ERP") application that has been highly customized for the aerospace consumables management business over the last 20 years. Our IT systems support our order-to-cash, procure-to-pay, warehouse management and accounting processes on a global basis. Our ERP application interfaces with leading specialty software packages such as JDA (Demand Planning), Sterling (EDI) and Oracle (Business Intelligence, Financial Consolidations and Financial Reporting).

        We also employ virtualization technology to increase system availability, reduce hardware and maintenance costs and respond efficiently to market dynamics. Our entire data services infrastructure runs 24/7 and is protected by network security technologies, an uninterrupted power supply and a backup generator. Remote access to our systems is provided via separate, high speed connections.

Energy Services Group

        We have been and will continue to invest in integrating our acquisitions onto a single platform using an industry leading rental asset management software "TrakQuip" along with financial software "Microsoft Dynamics". Our integrated TrakQuip/Microsoft Dynamics application will provide us with a scalable integrated platform that facilitates highly efficient operations, consolidated invoicing and optimal equipment utilization at a site and segment basis. Based on our current expectations, the ESG IT integration effort with respect to our ESG acquisitions to date is expected to be completed by early 2016 at a cost of approximately $20 million.

Government Regulation

Aerospace Solutions Group

        Governmental agencies throughout the world, including the Federal Aviation Administration (the "FAA"), prescribe standards for aircraft components, including virtually all commercial airline and general aviation products, as well as regulations regarding the repair and overhaul of airframes, equipment and engines. Specific regulations vary from country to country, although compliance with FAA requirements generally satisfies regulatory requirements in other countries. In addition, the products we distribute must also be certified by aircraft and engine OEMs. If any of the material authorizations or approvals that allow us to supply products are revoked or suspended, then the sale of the related products would be prohibited by law, which would have an adverse effect on our business, financial condition and results of operations.

        From time to time, the FAA or equivalent regulatory agencies in other countries propose new regulations or changes to existing regulations, which are usually more stringent than existing regulations. If these proposed regulations are adopted and enacted, we could incur significant additional costs to achieve compliance, which could have a material adverse effect on our business, financial condition and results of operations.

        We are also subject to other government rules and regulations that include the Foreign Corrupt Practices Act of 1977, as amended, International Traffic in Arms Regulations and the False Claims Act.

Energy Services Group

        Our ESG operations are subject to extensive and changing federal, state and local laws and regulations establishing health, safety and environmental quality standards, including those governing discharges of pollutants into the air and water and the management and disposal of hazardous substances and wastes. We may be subject to liabilities or penalties for violations of those regulations. We are also subject to laws and regulations, such as the Federal Superfund Law and similar state statutes, governing remediation of contamination which could occur or might have occurred at facilities that we own or operate, or which we formerly owned or operated, or to which we send or have sent hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently compliant, in all material respects, with applicable environmental laws and regulations. However, we could become subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability relating to our facilities or operations.

Employees

        As of December 31, 2014, we had approximately 3,500 employees. As of December 31, 2014, our ASG segment had approximately 2,000 employees. Approximately 61% of ASG's employees are engaged in distribution operations, quality and purchasing, 28% in sales, marketing and product support and 11% in finance, human resources, IT and general administration. As of December 31, 2014, our ESG segment had approximately 1,500 employees. Approximately 82% of ESG's employees are engaged in operations, quality and purchasing, 5% in sales, marketing and product support and 13% in finance, human resources, IT and general administration. Our employees are not unionized, and we consider our employee relations to be good.

Environmental Matters

        Our operations are subject to extensive and changing federal, state, local and foreign laws and regulations establishing health, safety and environmental quality standards, including those governing discharges of pollutants into the air and water and the management and disposal of hazardous substances and wastes. We may be subject to liabilities or penalties for violations of those laws and regulations. We are also subject to laws and regulations, such as the Federal Superfund Law and similar state statutes, governing remediation of contamination at facilities that we currently or formerly owned or operated or to which we send or have sent hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently compliant, in all material respects, with applicable environmental laws and regulations. However, we could become subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability relating to our facilities or operations. Clean-up costs and other damages resulting from any contamination-related liabilities and costs associated with changes in and compliance with environmental laws and regulations could result in the reduction or discontinuation of our or our customers' operations and in a material adverse effect on our financial condition and results of operations.

        Due to ASG's European operations, we are subject to, among other environmental, health and safety regulations, the Registration, Evaluation, Authorisation and Restriction of Chemicals regulation ("REACH") in the European Union, which regulates the production and use of chemical substances. In July 2014, one of our German businesses, Interturbine Aviation Logistics GmbH ("ITL"), which was acquired by KLX Aerospace Solutions DE Holding GmbH (formerly B/E Aerospace Systems Holding GmbH) in July 2012, was informed by the German State Agency for Agriculture, Environment and Rural Areas (Landesamt für Landwirtschaft, Umwelt and ländliche Räume, or the "LLUR") that it had allegedly violated certain provisions of REACH related to the import and sale of certain chemical products for the period of 2009 through 2013. We are cooperating with the LLUR and currently investigating the amounts of chemical products that were allegedly imported and sold in violation of REACH. These violations could result in an administrative monetary penalty and a disgorgement of profits from the sale of products allegedly sold in violation of REACH, which could be material. We are not currently able to determine the amount of liability, if any, that we may ultimately be found to be responsible for that is not covered by any indemnity claims against the seller of ITL.

Our Competitive Strengths

Aerospace Solutions Group

        With a deep understanding of our customers' needs and goals, we believe that we have a strong competitive position attributable to a number of factors, including the following:

        Unmatched Depth and Breadth of Products and Services.    We provide a comprehensive line of products and services to a broad global customer base. We offer the broadest and deepest product portfolio in the world with over one million SKUs valued at over $1 billion. We are an authorized distributor for more than 200 manufacturers, including every major aerospace fastener manufacturer, and offer products from more than 3,000 other manufacturers. Through the combination of our value-added services and unmatched depth and breadth of our inventory, we offer our aerospace customers a compelling value proposition. Our services can significantly improve on-time delivery performance, enabling our customers to reduce their inventory and total acquisition cost, while at the same time decreasing the frequency of production interruptions caused by part shortages. Due to the high levels of precision and engineering standards in the aerospace industry, our customers must ensure the highest levels of quality assurance, which is provided by our rigorous quality control processes. We track quality in a number of ways via quality process review, quality objectives review, process performance and product conformity, and internal and external audits, and we report on our results and necessary corrective actions in regular meetings with our dedicated quality control staff. We have been granted Quality Assurance Inspection Authority by our customers and are authorized by the FAA and Honeywell International Inc. ("Honeywell") to ship our products directly where they are needed for efficiency and accuracy. We meet certain ISO and FAA standards in order to fulfill customer and contractual obligations; no product is sold by us without a certificate of compliance. While our wide array of value-added services aids in developing and maintaining strong customer relationships, we believe our broad product and services offering and large customer base make us less vulnerable to the loss of any one customer or program.

        Premier Technology and Logistics Platform.    We believe we have unrivaled management information systems for optimal execution of customer orders. We have invested over $100 million in our proprietary IT systems to create a superior technology platform. We book approximately 16,000 orders daily and manage 750,000 customer bins with greater than 99% on-time delivery. Our information technology systems and highly refined automated parts retrieval systems allow us to ship approximately 60% of orders placed within 24 hours of receipt.

        Industry Leading Customer Satisfaction.    We believe we provide outstanding customer service as demonstrated by our recent customer recognition awards, including, among others: Supplier of the Year at Honeywell, Supplier of the Year at Aviation Partners Boeing (2014 was the third consecutive year we received this award), Elite Supplier Award at Korean Aviation Industry, Silver Supplier Award at Erickson, Best Supplier Award at ANA, Supplier Responsiveness Award at Nordam Group and Platinum Supplier Award at SIA Engineering Company.

        Long-standing Customer Partnerships.    Through the unmatched depth and breadth of our products and services offering, consistent on-time delivery and focus on operational excellence and customer service, we have successfully developed long-standing partnerships with several of our top ASG customers. The average length of our partnership with our top ten customers, based on expected revenues for 2014, is approximately ten years. Additionally, during the year ended December 31, 2014, we renewed or extended over 80 existing long term agreements ("LTAs") with our customers.

        Exposure to International Markets with a Balanced, Global Footprint.    We are a leading global provider of aerospace fasteners and other consumables and of logistics services to the airline and aerospace industries, serving a diverse worldwide customer base of over 6,000 customers that includes all major commercial, business jet and military OEMs, aftermarket MRO providers and airlines. In 2014, 55% of ASG's revenue was derived from North America, 29% from Europe and 16% in the rest of the world, which is primarily comprised of Asia, the Pacific Rim and the Middle East. We serve our ASG customers with sales, marketing, customer service and program management specialists in 60 countries globally. We believe that our geographic diversification makes us less susceptible to a downturn in a specific geographic region and allows us to take advantage of regional growth trends.

Energy Services Group

        Solid Footprint in Key Energy Producing Geographies.    Following a series of acquisitions completed in 2013 and 2014, we now provide a comprehensive range of services and products to North American E&P businesses that operate in geographies with strong drilling and production economics. We have established business presence in the Bakken formation of North Dakota, Permian Basin, Eagle Ford, Haynesville, Marcellus and Utica Shales, Piceance Basin, Mid-Continent, Oklahoma, and other key energy-producing geographies. Our operations service Arkansas, Colorado, Louisiana, New Mexico, North Dakota, Ohio, Oklahoma, Montana, Pennsylvania, Texas, Utah, West Virginia and Wyoming. According to the U.S. Energy Information Administration, these states account for approximately 78% of U.S. onshore oil production and 84% of U.S. onshore natural gas production. We believe ESG will best serve its customers, and therefore our stockholders, by maintaining a focus on domestic oil and natural gas production areas that include both the highest concentrations of existing hydrocarbons and the largest prospective acreage for new drilling activity. We believe our well-developed geographic presence, together with our mission of being a best-in-class leading provider of our specialized services and products on a 24/7 basis, provides ESG with a competitive advantage. Further, we believe our geographic presence, the targeted range of services and products we are able to provide, and the ability to reposition our resources to those geographic regions providing the best economic opportunity at any given time positions our business to generate superior returns on assets deployed.

        24/7 Availability of Just-in-Time Services.    Our experienced industry professionals are available 24 hours a day, seven days a week to respond to customer needs, which has helped to differentiate us from many of our competitors. We specialize in just-in-time support for customers facing critical and time-sensitive operating issues in well drilling, completion or production, leveraging our technical expertise to resolve issues encountered by our E&P customers. As an example, we are often called to wellsites in order to remove obstructions from the wellbore that impede drilling, completion and production activities or reduce the flow of fluids and gases, often in remote locations and under harsh conditions. These obstructions could be as far as two miles or more from the wellsite. These services require specialized technicians and the use of various tools or equipment from our large and growing portfolio of specialized rental equipment.

        Vast Range of High Quality Equipment.    We supply a vast range of services and equipment for a variety of onshore oilfield services, wireline, fishing intervention at the wellsite and pressure control equipment. We routinely refurbish and recertify our equipment to maintain the quality of our service and to provide a safe working environment for our personnel. For this purpose, we maintain dedicated on-site remanufacturing shops in several of our regional facilities.

        Experienced Management Team with Proven Track Records.    Our ESG management team has an average of more than 20 years of industry experience, having served as key managers in various energy service companies, including some of the largest energy service companies in the world. Through their collective expertise, we have developed a Houston, Texas-based group of industry experts responsible for maintaining a unified infrastructure to support our operations through standardized safety, environmental, maintenance processes and controls, IT systems and financial and accounting policies and procedures.

        Extensive Local Market Knowledge.    We operate on a geographic basis with technical sales and product line management personnel to support the geographic leaders. As a result, our regional managers are responsible for operational execution, including cost control, policy compliance and training and other aspects of quality control. With the majority of our regional managers having over 15 years of industry experience, each regional manager has extensive knowledge of the customer base, job requirements and working conditions in each local market. Our service line managers are directly responsible for customer relationships, execution of the services provided, asset and personnel management, technology, accident prevention and equipment maintenance, all of which are key drivers of our operating profitability. This matrix management structure allows us to monitor operating performance on a daily basis, maintain financial, accounting and asset management controls, prepare timely financial reports and manage contractual risk.

        Standardized, Young Fleets of Specialized and Certified Equipment Create Competitive Advantages.    Through the use of newly-acquired specialized and certified equipment, we believe we are able to create a number of competitive advantages, including:

  •
  training and operational efficiencies arising from a skilled workforce that is trained using the same equipment and procedures, thereby increasing their familiarity with operating and troubleshooting the units and facilitating a common training platform throughout our business;

  •
  efficient maintenance due to standardized parts and components, and a reduction in equipment-driven failures due to the young age of our equipment rental portfolio; and

  •
  higher levels of employee retention; skilled operators generally prefer to work with newer equipment which facilitates better job performance and, therefore, their overall compensation.

        We believe having newer, well maintained equipment provides us with an advantage in employee development and retention.

        Strong Safety Culture Creates Competitive Advantages and Barriers to Entry.    Safety in our ESG segment is driven top-down. All safety-related incidents are reviewed by senior management and appropriate corrective actions are taken as necessary. We conduct standardized safety and orientation training for new employees, monthly safety meetings and annual safety trainings, which are tailored to address any unique requirements of our various product and service offerings. Safety requirements for MSAs with our customers must be reviewed and verified annually. Compliance with the safety requirements set forth by the major oil companies typically requires suppliers to maintain an effective, dedicated health, safety and environmental ("HSE") function. Complying with these requirements is expensive to establish, implement and maintain. Our Vice President—HSE has more than 20 years of industry experience and acts as our in-house expert on applicable HSE requirements, developing and maintaining segment-wide policies and procedures at the recently acquired companies and monitoring compliance with our MSAs. We are aligning our policies and procedures and adopting best practices as recommended by our advisor, an independent HSE consulting firm, and representatives from our insurance carrier. Our HSE compliance is also monitored by a third party (ISN), an independent, for-profit provider of an online contractor management database. ISN collects health and safety, procurement, quality and regulatory information such as HSE policies and procedures, incident logs, safety meetings, and training information. Maintaining an adequate rating with ISN is a key requirement in order to work for many of our customers. We believe some of the companies we compete against lack the infrastructure and financial resources to provide an effective safety program, thereby providing ESG with a competitive advantage and a further barrier to entry.

Our Business Strategy

Aerospace Solutions Group

        Our business strategy is to maintain a leadership position and to best serve our customers by:

        Continued Focus on Operational Excellence and Maintenance of Market Leadership.    We have built strong relationships with our existing ASG customers and suppliers through a relentless focus on operational excellence. We intend to continue providing our customers with best-in-class on-time delivery performance and quality assurance. We also intend to continue investing in our integrated, highly customized IT systems and process automation technologies. We believe that by focusing on operational excellence, we will be able to further improve our already high customer satisfaction, our industry-leading operating metrics and our global market leading position in this industry.

        Winning New Business from Existing Aerospace Consumables Customers.    We will continue our strategy of expanding our relationships with existing ASG customers by transitioning them to our JIT and kitting supply chain management services as well as expanding our programs to include additional customer sites and SKUs. We are a key partner supplying fasteners and consumables to support the launch of new aircraft programs. We will continue to support our customers in the launch of new aircraft programs by introducing new supply chain solutions that minimize costs, improve productivity, lower inventory investment and ensure a seamless supply of parts for production and aftermarket support. In addition, we have expanded, and expect to continue to expand, our product offerings with existing customers. We believe we create value for our customers through our industry leading on-time delivery capabilities, our continuous focus on quality, our global sourcing capabilities and our ability to get the parts where they need to be when the customer needs them. In doing so, we offer a competitive value proposition by reducing our customers' investments in working capital and ensuring that our customers' state-of-the art production systems are properly supported throughout their production processes. We believe we will be rewarded by our customers with incremental business as a result of delivering our high quality services, as promised, where they want it, when they want it and for a lower total acquisition cost.

        As an example, we first began supplying consumables and other products for a portion of one division of United Technologies Corporation ("UTC") in 2004. Over time, we have substantially expanded our relationship with UTC and, as a result, we have been awarded significantly larger portions of UTC's consumables spending. While we have served certain business units of UTC over the past ten years, we did not operate under a corporate-wide LTA. In December 2013, we expanded the scope and length of our LTA, valued at approximately $950 million, to support a number of UTC's aerospace and defense operations, including UTC Aerospace Systems, Sikorsky and Pratt & Whitney through 2022.

        Expanding our Customer Base.    We believe that our services and capabilities are attractive to potential new ASG customers and we plan to expand our customer base. For example, we have succeeded in winning business after competitors were unable to meet customer service level requirements and after customers outsourced work that was previously performed internally. Historically, we have focused our activities on the major OEMs and their subcontractors, but we believe there is a significant opportunity to expand our commercial MRO presence and that we can have a greater overall presence in the commercial airline maintenance market.

        Further Expansion into International Markets.    We have established a presence in international locations such as the United Arab Emirates, Australia, China, Singapore, India, Germany, Mexico and Italy to support new and existing ASG customers. We will continue our international expansion efforts to more effectively serve our existing customer base and to reach new customers, as the manufacture of aircraft and aircraft structures continues to become more global and interconnected. We believe that we mitigate many of the risks associated with international expansion by entering into customer contracts before we establish a new stocking facility. We believe the depth and breadth of product offerings and our logistics capabilities allow us to initially serve customers from our central warehouses, without providing on site inventories and personnel. This allows us to explore new business opportunities with minimum initial investments, allowing us to demonstrate our capabilities and the value of our services over time, prior to making significant site-specific investments. Smaller competitors without resources similar to ours are unable to do so and either must pass on these opportunities or make substantial upfront investments to try to win the business, thereby increasing the amount of risk prior to winning an LTA.

        Selectively Pursuing Strategic Acquisitions.    Our industry is fragmented and we believe that there are opportunities for continued consolidation. In January 2012, we acquired UFC Aerospace Corp. ("UFC"), a leading provider of complex supply chain management and inventory logistics solutions. In July 2012, we acquired Interturbine Projekt Management GmbH ("Interturbine"), a provider of material management logistical services to global airlines and MRO providers. We believe that we are well positioned to expand our product offering and geographical footprint through strategic acquisitions. Consistent with this strategy, we continue to evaluate potential acquisition opportunities for ASG. We seek to manage liability, integration and other risks associated with acquisitions through due diligence, favorable acquisition contracts and careful planning and execution of the integration of the acquired businesses.

Energy Services Group

        Our business strategy is to develop a leadership position in a niche of the oil and gas services industry, which supports the North American onshore exploration and production sector and to best serve our customers by:

        Extending our Services and Product Line Offerings in Each Geographical Area.    We believe we have built strong relationships with our existing ESG customers by offering a broad range of quality services and products in a safe, competent and consistent manner on a 24 hours a day, seven days a week availability basis. Through the seven acquisitions completed since August 2013, we have assembled an impressive portfolio of people, products, services and capabilities covering the key oil and gas geographies. Following each acquisition, we have increased capital spending to address unmet customer demand while focusing on customer service, quality of service and safety.

        Pursuing Acquisition Opportunities that Meet Our Disciplined Acquisition Criteria.    We expect to leverage our existing position in the energy services industry by strategically deploying capital to accelerate our revenue and earnings growth rates through acquisitions. We intend to pursue strategic opportunities in the highly fragmented market for high quality providers of technical services and associated rental equipment. We believe that we are well positioned to expand our geographical footprint in North America as well as to expand our services and product offerings through both capital investment and strategic acquisitions to address our customers' needs, enhance the breadth and quality of our services and assets and to help to further improve stockholder value.

        Develop Market Leadership in Niche Sectors Through Operational Excellence.    Our customers are increasingly sophisticated consumers of the services we seek to provide. They require, among other things, standardized procedures and equipment, as well as health and safety practices that can be counted upon on a just-in-time basis. The provision of services and equipment that deliver consistent performance minimize NPT, a critical measure of efficiency and cost to our customer. We compete against a large number of smaller, regional businesses who often have neither the capital investment capacity to offer the range of up-to-date services and equipment that we do across multiple wells and multiple geographies, nor the database and operating practices to meet the current HSE requirements. We compete based upon being a best-in-class leading provider of specialized services delivered on a consistent basis for both local customers and larger, multi-region oil & gas companies.

Growth Opportunities

Aerospace Solutions Group

        We believe that our ASG segment will benefit from the following industry trends:

        Growing Worldwide Fleet Creates Demand for Aftermarket Services and Products.    The worldwide fleet of commercial airliners is expected to continue to grow over the long-term, reflecting the expected growth in passenger travel over the 2014 through 2029 period. The size of the worldwide fleet is important to us since the proper maintenance of the fleet generates ongoing demand for spare parts, including fasteners and other consumables products, to support the active fleets of commercial aircraft, business jets and military aircraft. For the years ended December 31, 2014 and 2013, approximately 38% and 39%, respectively, of ASG's revenues were derived from the aftermarket. In addition, aftermarket revenues are generally driven by aircraft usage, and as such, have historically tended to recover more quickly than revenues from OEM production.

        The increase in new aircraft deliveries over the past three years has resulted in a reduction of older aircraft in active service; as a result, while ASG's revenues have grown, our mix of OEM and aftermarket revenues has shifted modestly, with the contribution of OEM revenues increasing from 61% of sales in 2013 to 62% of sales in 2014. At the same time, the increase in the installed base of aircraft in service resulting from these new deliveries should provide a growing market for aftermarket sales later in the decade. We believe ASG's unparalleled breadth of inventory, proprietary IT systems and strong customer relationships position ASG to take full advantage of this shift in opportunity.

        Opportunity to Substantially Expand our Addressable Aerospace Consumables Markets.    Our ASG segment leverages our key strengths, including marketing and service relationships with most of the world's airlines, commercial aircraft OEMs and their suppliers, business jet OEMs and their suppliers, MRO providers and the military. Nearly 40% of ASG's demand is generated by the aftermarket. As a result, demand for aerospace hardware, fasteners, bearings, seals, gaskets, lighting products, electrical components and other consumables is expected to increase over time as the fleet expands and ages. The aerospace and military OEMs are increasingly outsourcing to subcontract manufacturers, which benefits distributors such as ASG, as many of these subcontractors tend to purchase through distributors. In addition, aerospace manufacturers, airlines, MRO providers and suppliers are increasingly seeking companies such as ASG to provide a customized single point of contact for inventory management, automated forecasting and usage monitoring, centralized communications and tracking across their supply base.

Energy Services Group

        We believe that our ESG segment will benefit from the following industry trends:

        Large, Highly Fragmented Energy Services Market.    Recent shale gas and oil discoveries and new methods of extraction have uncovered vast untapped oil and gas reserves in North America and contributed to the drilling boom over the past 5 years, which has helped to drive demand for products and services to support advanced drilling activities, most of which are in remote areas with harsh environments. Currently, there are 24 states with land based drilling activity and, according to Spears & Associates, the market for providers of the technical services and related rental equipment and other similar products and services we provide to the oil and gas industry in North America is valued at approximately $25 billion, which has grown at a compound annual rate of 11% for the five year period ended December 31, 2014. This market segment is served by both large oilfield services companies, which provide a breadth of products and services, predominantly on a packaged basis, and hundreds of small companies providing technical services and related rental equipment to E&P companies. With our entry into this market through several strategic acquisitions, we are providing a targeted range of high quality services and products to remote drilling sites using our manufacturing, certification, IT and logistics capabilities to prepare for deployment and store, locate and deliver equipment and services as needed by our customers. The oil and gas industry has historically been both cyclical and seasonal. Activity levels are driven primarily by drilling rig counts, well completions and workover activity, the geological characteristics of the producing wells and their effect on the services required to commence and maintain production levels, and our customers' capital and operating budgets. All of these indicators are driven by commodity prices, which are affected by both domestic and global supply and demand factors. In particular, while U.S. natural gas prices are correlated with global oil price movements, they are also affected by local market weather and consumption patterns.

        Generally, the services we offer provide our customers with best-in-class execution of mission critical activities which, while they represent a small portion of the total value of the cost of drilling, completing and operating the well, can be costly to our customers if done incorrectly or inefficiently. ESG offers its customers the benefits of dealing with a large, well capitalized company with standardized operating procedures and best practices, while receiving the personalized service, local market identity and experience, and leading field technicians in the specific services and products they seek.

        Despite the outstanding long-term secular industry growth characteristics, the recent precipitous drop in oil and gas commodity prices during the second half of 2014 is likely to have a material negative impact on our business in 2015. Cutbacks to the capital expenditure budgets of many of our oil and gas customers has led to a rapid reduction in the active drilling rig count in the onshore North American market. This reduction in current and planned drilling activity has resulted in both cost and capacity utilization pressures on companies within the oilfield service industry. Significant layoffs at many of the major companies within the industry have already been announced. Our business has begun to experience some of these pressures, particularly in the form of price reduction requests from our customers, with some of our geographic regions experiencing more pressure than others. In response to these evolving industry conditions, our approach is to first ensure that we manage our ESG business prudently by closely monitoring costs while positioning our resources in those activities and regions which we believe will maximize our revenue opportunities. Secondly, our strategy is to maintain sufficient liquidity to take advantage of opportunities that will present themselves. We will also focus on operational excellence and continuous improvement initiatives. Finally, we will work hard to uncover high return acquisition opportunities over the next 18-24 months. However, there can be no assurance such measures will prevent our ESG business from suffering an operating loss from reduction in the volume and/or pricing of its services.

        Acquisition Opportunities.    The highly fragmented and growing oilfield services, equipment rental, and logistics and services industry offers numerous acquisition opportunities to expand our existing product and service offerings in the various geographies in which we currently operate. In addition, we believe we can grow organically both through service line expansions in each of the key geographies in which we are currently operating and through geographic expansions into other emerging markets within North America.

ITEM 1A.    RISK FACTORS

        You should carefully consider each of the following risks and uncertainties, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information in this Form 10-K. Some of the risks and uncertainties described below relate to our business, while others relate to the spin-off. Other risks relate principally to the securities markets and ownership of our common stock.

        If any of the following events actually occur, our business, financial condition or financial results could be materially adversely affected, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties that we do not presently know about or currently believe are not material may also adversely affect our business and operations.

Risks Relating to Our Business

Risks Relating to the Aerospace Solutions Business

We sell products to the airline industry, which is a heavily regulated industry, and the ASG business may be adversely affected if our suppliers or customers lose government approvals, if more stringent government regulations are enacted or if industry oversight is increased.

        The FAA prescribes standards and licensing requirements for aircraft components, including virtually all commercial airline and general aviation cabin interior products, and licenses component repair stations within the United States. Comparable agencies, such as the European Aviation Safety Agency, the Civil Aviation Administration of China and the Japanese Civil Aviation Board, regulate these matters in other countries. Our suppliers and customers must generally be certified by such governmental agencies. If any of our suppliers' government certifications are revoked, we would be less likely to buy such supplier's products and, as a result, would need to locate a suitable alternate supply of such products, which we may be unable to accomplish on commercially reasonable terms or at all. If any of our customers' government certifications are revoked, their demand for the products we sell would decline. In each case, ASG's results of operations and financial condition may be adversely affected.

        From time to time, these regulatory agencies propose new regulations or heighten industry oversight. These new regulations generally cause an increase in costs of our suppliers and customers to comply with these regulations. In the case of our suppliers, these expenses may be passed on to us in the form of price increases, which we may be unable to pass along to our customers. In the case of our customers, these expenses may limit their ability to purchase products from us. In each case, ASG's results of operations and financial condition may be adversely affected.

We are directly dependent upon the conditions in the airline, business jet and defense industries and an economic downturn could negatively impact our results of operations and financial condition.

        Demand for the products and services we offer are directly tied to the delivery of new aircraft, aircraft utilization and repair of existing aircraft, which, in turn, are impacted by global economic conditions. Although the economy has exhibited signs of recovery, global financial markets have experienced extreme volatility and disruption, which, at times, reached unprecedented levels as a result of the financial crisis affecting the banking system and participants in the global financial markets. Concerns over the tightening of the corporate credit markets, inflation, energy costs and the dislocation of the residential real estate and mortgage markets have contributed to the volatility in the global financial markets and, together with the global financial crisis, have created uncertainties for global economic conditions in the future. The airline and business jet industries are sensitive to changes in economic conditions. In 2008 and 2009, as a result of the global economic downturn, the airline industry parked aircraft, delayed new aircraft purchases and deliveries of new aircraft, deferred retrofit programs and depleted existing inventories. The business jet industry was also severely impacted by both the recession and by declining corporate profits during that period.

        Unfavorable economic conditions have also caused reduced spending for both leisure and business travel, which has negatively affected the airline and business jet industries. According to IATA, the economic downturn, combined with the high fuel prices experienced during most of 2009, contributed to the worldwide airline industry's operating loss of approximately $4.6 billion in 2009. In addition, as a result of the decline in both traffic and airfares following the September 11, 2001 terrorist attacks and threats of future terrorist attacks, the SARS and H1N1 outbreaks, the conflicts in Iraq and Afghanistan, as well as other factors, such as increases in fuel costs and heightened competition from low-cost carriers, the world airline industry generated total operating losses of approximately $52.8 billion during the period from 2001 to 2009, which caused a significant number of airlines worldwide to declare bankruptcy or cease operations.

        The commercial airline and business jet industries could experience a difficult operating environment due to a number of factors beyond our control. As an example, the operating environment would be negatively impacted by increasing fuel prices, consolidation in the industry, changes in regulation, terrorism, safety, environmental and health concerns and labor issues. Many of these factors could have a negative impact on air travel, which could materially adversely affect ASG's operating results.

We may be materially adversely affected by high fuel prices.

        Fluctuations in the global supply of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it difficult to predict the future availability and price of jet fuel. In the event there is an outbreak or escalation of hostilities or other conflicts or significant disruptions in oil production or delivery in oil-producing areas or elsewhere, there could be reductions in the production or importation of crude oil and significant increases in the cost of jet fuel. If there was a major reduction in the availability of jet fuel or significant increases in its cost, commercial airlines will face increased operating costs. Due to the competitive nature of the airline industry, airlines are often unable to pass on future increases in fuel prices directly to customers by increasing fares. As a result, an increase in the price of jet fuel could result in a decrease in net income from either lower margins or, if airlines increase ticket fares, lower revenue resulting from reduced airline travel. Decreases in airline profitability could decrease the demand for new commercial aircraft, resulting in delays to or reductions in deliveries of commercial aircraft that utilize the products we sell, and, as a result, although rising oil and gas prices may benefit our ESG segment, ASG's financial condition, results of operations and cash flows could be materially adversely affected.

We and our ASG customers are subject to federal, state, local and foreign laws and regulations regarding issues of health, safety, climate change and the protection of the environment, under which we or our ASG customers may become liable for penalties, damages or costs of remediation or other corrective measures. Changes in such laws or regulations could increase our or our ASG customers' costs of doing business and adversely impact our business.

        Our operations and our ASG customers' operations are subject to stringent federal, state, local and foreign laws and regulations, including those relating to, among other things, natural resources, wetlands, endangered species, the environment, health and safety, waste management, waste disposal and the transportation of waste and other materials. Some environmental laws and regulations may impose strict liability, joint and several liability or both. Increased costs of regulatory compliance, claims for liability or sanctions for noncompliance and related costs could cause us or our ASG customers to incur substantial costs or losses. Clean-up costs and other damages resulting from any contamination-related liabilities and costs associated with changes in and compliance with environmental laws and regulations could result in the reduction or discontinuation of our or our ASG customers' operations and in a material adverse effect on our financial condition and results of operations.

        For example, ASG's European operations are subject to the REACH regulation in the European Union, which regulates the production and use of chemical substances. In July 2014, one of our German businesses, ITL, which was acquired by KLX Aerospace Solutions DE Holding GmbH (B/E Aerospace Systems Holding GmbH) in July 2012, was informed by the LLUR that it had allegedly violated certain provisions of REACH related to the import and sale of certain chemical products for the period of 2009 through 2013. We are cooperating with the LLUR and currently investigating the amounts of chemical products that were allegedly imported and sold in violation of REACH. These violations could result in an administrative monetary penalty and a disgorgement of profits from the sale of products allegedly sold in violation of REACH, which could be material. We are not currently able to determine the amount of liability, if any, that we may ultimately be found to be responsible for that is not covered by any indemnity claims against the seller of ITL.

        Laws protecting the environment generally have become more stringent over time and we expect them to continue to do so, which could lead to material increases in our and our ASG customers' costs for future environmental compliance and remediation.

Demand for ASG's products and services is closely tied to the aerospace industry, which may exhibit pronounced cyclicality.

        Demand for the products and services ASG offers is tied to the cyclical nature of the aerospace industry. During periods of economic expansion, when capital spending normally increases, we generally benefit from greater demand for our products. During periods of economic contraction, when capital spending normally decreases, we generally are adversely affected by declining demand for our products and services. Aerospace industry conditions are impacted by numerous factors over which we have no control, including political, regulatory, economic and military conditions, environmental concerns, weather conditions and fuel pricing. Any prolonged cyclical downturn could have an adverse impact on ASG's operating results.

There are risks inherent in international operations that could have a material adverse effect on ASG's business operations.

        While the majority of ASG's operations are based domestically, we have significant operations based internationally with distribution facilities in the United Kingdom, Germany and France. In addition, we sell our products to airlines all over the world. Our customers are located primarily in North America, Europe, Asia, the Pacific Rim, South America and the Middle East. As a result, 45% of ASG's revenues for the year ended December 31, 2014 were to customers located outside the United States. Volatile international economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our goals.

        In addition, we have several subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. As a result, we are exposed to currency exchange rate fluctuations as a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Approximately 13% of ASG's revenues during the year ended December 31, 2014 came from our foreign operations. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders' equity. At December 31, 2014, we reported a cumulative foreign currency translation adjustment of approximately ($28.5) million in stockholders' equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of earnings and comprehensive income at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for our distribution facilities in the United Kingdom and Germany are incurred in British pounds or Euros but the related sales revenues may be denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

        Historically, we have not engaged in hedging transactions. However, we may engage in hedging transactions in the future to manage or reduce our foreign exchange risk. Our attempts to manage our foreign currency exchange risk may not be successful and, as a result, our results of operations and financial condition could be materially adversely affected.

        Our foreign operations could also be subject to unexpected changes in regulatory requirements, tariffs and other market barriers and political, economic and social instability in the countries where we operate or sell our products and offer our services. The impact of any such events that may occur in the future could subject us to additional costs or loss of sales, which could materially adversely affect our operating results.

We are subject to a variety of risks associated with the sale of our products and services to the U.S. government directly and indirectly through our defense customers, which could negatively affect our revenues and results of operations.

        As a supplier directly to the defense industry and as a subcontractor to suppliers of the U.S. government, we face risks that are specific to doing business with the U.S. government. The U.S. government has the ability to unilaterally suspend the award of new contracts to us in the event of any violations of procurement laws, or reviews of the same. It could also reduce the value of our existing contracts as well as audit our costs and fees. Many of our U.S. government contracts, or our customers' contracts with the United States government may be terminated for convenience by the government. Termination-for-convenience provisions typically provide that we would recover only our incurred or committed costs, settlement expenses and profit on the work that we completed prior to termination. In such an event, we would not earn the revenue that we would have originally anticipated from such a terminated contract.

        Government reviews can be costly and time consuming, and could divert our management resources away from running our business. As a result of such reviews, we could be required to provide a refund to the U.S. government or we could be asked to enter into an arrangement whereby our prices would be based on cost, or the U.S. government could seek to pursue alternative sources of supply for our products. These actions could have a negative effect on our management efficiency and could reduce our revenues and results of operations. Additionally, as a U.S. government contractor or subcontractor, we are subject to federal laws governing suppliers to the U.S. government, including potential application of the False Claims Act.

Military spending, including spending on the products we sell, is dependent upon national defense budgets, and a reduction in military spending could have a material adverse effect on our business, financial condition and results of operations.

        During the year ended December 30, 2014, approximately 12% of ASG's revenues were related to supporting the military markets, as compared with approximately 16% of ASG's revenues in 2011. The military market is highly dependent upon government budgetary trends, particularly the U.S. Department of Defense ("DoD") budget. Future DoD budgets could be negatively impacted by several factors, including, but not limited to, a change in defense spending policy by the current and future presidential administrations and Congress, including pursuant to mandated spending reductions under the so-called "sequestration" process, the U.S. government's budget deficits, spending priorities, the cost of sustaining the U.S. military presence in overseas operations and possible political pressure to reduce U.S. government military spending, each of which could cause the DoD budget to decline.

        A decline in U.S. military expenditures could result in a reduction in military aircraft production, which could have a material adverse effect on our results of operations and financial condition.

We do not have guaranteed future sales of the products we sell and we generally take the risk of cost overruns when we enter into JIT contracts and LTAs with our customers, and our business, financial condition, results of operations and operating margins may be negatively affected if we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new contracts or our contracts are terminated.

        Our JIT contracts and LTAs are long-term, generally fixed-price agreements with no guarantee of future customer purchase requirements, and may be terminated for convenience on short notice by our customers, often without meaningful penalties, provided that we are reimbursed for the cost of any inventory specifically procured for the customer. In addition, we purchase inventory based on our forecasts of anticipated future customer demand. As a result, we may take the risk of having excess inventory in the event that our customers do not place orders consistent with our forecasts. We also run the risk of not being able to pass along or otherwise recover unexpected increases in our product costs, including as a result of commodity price increases, which may increase above our established prices at the time we entered into the customer contract and established prices for parts we provide. When we are awarded new contracts, particularly JIT contracts, we may incur high costs, including salary and overtime costs to hire and train on-site personnel, in the start-up phase of our performance. In the event that we purchase more products than our customers require, product costs increase unexpectedly, we experience high start-up costs on new contracts or our contracts are terminated, our results of operations and financial condition could be negatively affected.

Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions, and our failure to comply with these laws and regulations could adversely affect our reputation, business, financial condition and results of operations.

        Doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the U.S. Foreign Corrupt Practices Act (the "FCPA"). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires companies to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. As part of our business, we deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws.

        We are also subject to International Traffic in Arms Regulation ("ITAR"). ITAR requires export licenses from the U.S. Department of State for products shipped outside the United States that have military or strategic applications. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel to comply with applicable U.S. and international laws and regulations.

However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.

We are dependent on access to and the performance of third-party package delivery companies.

        Our ability to provide efficient distribution of the products we sell to our customers is an integral component of our overall business strategy. We do not maintain our own delivery networks, and instead rely on third-party package delivery companies. We cannot assure you that we will always be able to ensure access to preferred delivery companies or that these companies will continue to meet our needs or provide reasonable pricing terms. In addition, if the package delivery companies on which we rely on experience delays resulting from inclement weather or other disruptions, we may be unable to maintain products in inventory and deliver products to our customers on a timely basis, which may adversely affect our results of operations and financial condition.

Risks Relating to the Energy Services Business

We serve customers who are involved in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical and any adverse developments affecting this industry could have a material adverse effect on our financial condition and results of operations.

        Our revenues in the ESG segment are primarily generated from customers who are engaged in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical, and we depend on our customers' willingness to make capital and operating expenditures to explore for, develop and produce oil and natural gas in the United States. Additionally, developments that adversely affect oil and natural gas drilling and production services could reduce our customers' willingness to make such expenditures and materially reduce our customers' demand for our services and associated product offerings, resulting in a material adverse effect on our results of operations and financial condition.

        The predominant factor that would reduce demand for ESG services and associated product offerings would be a reduction in land-based drilling activity in the continental United States. Commodity prices, and market expectations of potential changes in these prices, may significantly affect this level of activity, as well as the rates paid for our services. Worldwide political, economic and military events as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future. Current levels in the price of natural gas, oil or natural gas liquids, as well as ongoing volatility, have begun to have an adverse impact on the level of drilling, exploration and production activity, which could materially and adversely affect the demand for our services and the rates we are able to charge for our services in our ESG segment, although declines in the price of jet fuel may benefit our ASG segment. We negotiate the rates payable under our contracts based on prevailing market rates and rate books which are periodically updated and, as such, the rates we are able to charge will fluctuate with market conditions. However, higher commodity prices do not necessarily translate into increased drilling activity because our customers' expectations of future prices also influence their activity. Additionally, in response to low natural gas prices, a number of third-party E&P companies have reduced dry natural gas drilling and production and redirected their activities and capital toward liquids-rich plays that are currently more economical. Overall reductions in the demand for oilfield services could occur, which would adversely affect the rates that we are able to charge, and the demand for our services. Additionally, we may incur costs and have downtime any time our customers' activities are refocused towards different drilling regions.

        Despite the outstanding long-term secular industry growth characteristics, the recent precipitous drop in oil and gas commodity prices during the second half of 2014 is likely to have a material negative impact on our business in 2015. Cutbacks to the capital expenditure budgets of many of our oil and gas customers has led to a rapid reduction in the active drilling rig count in the onshore North American market. This reduction in current and planned drilling activity has resulted in both cost and capacity utilization pressures on companies within the oilfield service industry. Significant layoffs at many of the major companies within the industry have already been announced. Our business has begun to experience some of these pressures, particularly in the form of price reduction requests from our customers, with some of our geographic regions experiencing more pressure than others. In response to these evolving industry conditions, our approach is to first ensure that we manage our ESG business prudently by closely monitoring costs while positioning our resources in those activities and regions which we believe will maximize our revenue opportunities. Secondly, our strategy is to maintain sufficient liquidity to take advantage of opportunities that will present themselves. We will also focus on operational excellence and continuous improvement initiatives. Finally, we will work hard to uncover high return acquisition opportunities over the next 18-24 months. However, there can be no assurance such measures will prevent our ESG business from suffering an operating loss from reduction in the volume and/or pricing of its services.

        Another factor that would reduce the level of drilling and production activity is increased government regulation of that activity. Our customers' drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations concerning: emissions of pollutants and greenhouse gases; hydraulic fracturing; the handling of oil and natural gas and byproducts thereof and other materials and substances used in connection with oil and natural gas operations, including drilling fluids and wastewater; well spacing; production limitations; plugging and abandonment of wells; unitization and pooling of properties; and taxation. More stringent legislation or regulation (including public pressure on governmental bodies and regulatory agencies to regulate the oil and natural gas industry), a moratorium on drilling or hydraulic fracturing, or increased taxation of oil and natural gas drilling activity could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore reduced demand for our ESG services and associated product offerings.

        Spending by E&P companies can also be impacted by conditions in the capital markets. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause E&P companies to make additional reductions to capital budgets in the future even if oil prices remain at current levels or natural gas prices increase from current levels. Any such cuts in spending would likely curtail drilling and completion programs as well as discretionary spending on wellsite services, which may result in a reduction in the demand for our services, the rates we can charge and the utilization of our services. Moreover, reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves in our market areas, whether due to increased governmental regulation, including with respect to environmental matters, limitations on exploration and drilling activity or other factors, could also have an impact on our business, even in a stronger oil and natural gas price environment. An adverse development in any of these areas could have an adverse impact on our customers' operations or financial condition, which could in turn result in reduced demand for our services and associated product offerings.

        Other factors over which we have no control that could affect our customers' willingness to undertake drilling and completion spending activities include:

  •
  domestic and foreign supply of and demand for oil and natural gas;

  •
  the availability, pricing and perceived safety of pipeline, trucking, train storage and other transportation capacity;

  •
  lead times associated with acquiring equipment and availability of qualified personnel;

  •
  the expected rates of decline in production from existing and prospective wells;

  •
  the discovery rates of new oil and natural gas reserves;

  •
  adverse weather conditions, including hurricanes, that can affect oil and natural gas operations over a wide area;

  •
  oil refining capacity;

  •
  merger and divestiture activity among oil and gas producers;

  •
  the availability of water resources and suitable proppants in sufficient quantities and on acceptable terms for use in hydraulic fracturing operations;

  •
  the availability, capacity and cost of disposal and recycling services for used hydraulic fracturing fluids;

  •
  the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war;

  •
  advances in exploration, development and production technologies or in technologies affecting energy consumption; and

  •
  the price and availability of alternative fuels and energy sources.

Any future decreases in the rate at which oil or natural gas reserves are discovered or developed could decrease the demand for our energy services.

        Reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves, in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could have a material adverse impact on our financial condition and results of operations even in a stronger oil and natural gas price environment.

Conservation measures and technological advances could reduce demand for oil and natural gas.

        Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. We cannot predict the impact of the changing demand for oil and natural gas services, and any major changes may have a material adverse effect on ESG's results of operations and financial condition.

Delays by us or our ESG customers in obtaining permits or the inability by us or our ESG customers to obtain or renew permits could impair our business.

        We and our ESG customers are required to obtain permits from one or more governmental agencies in order to perform certain activities. Such permits are typically required by state agencies but can also be required by federal and local governmental agencies. The requirements for such permits vary depending on the type of operations, including the location where our ESG customers' drilling and completion activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued and the conditions which may be imposed in connection with the granting of the permit. Certain regulatory authorities have delayed or suspended the issuance of permits while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. Permitting delays, an inability to obtain or renew permits or revocation of our or our ESG customers' current permits could cause a loss of revenue and could materially and adversely affect our results of operations and financial condition.

Our ESG business involves many hazards and operational risks, and we are not insured against all the risks we face.

        ESG's operations are subject to many hazards and risks, including the following:

  •
  accidents resulting in serious bodily injury and the loss of life or property;

  •
  liabilities from accidents or damage by our equipment;

  •
  pollution and other damage to the environment;

  •
  well blow-outs, the uncontrolled flow of natural gas, oil or other well fluids into or through the environment, including onto or into the ground or into the atmosphere, groundwater, surface water or an underground formation;

  •
  fires and explosions;

  •
  mechanical or technological failures;

  •
  spillage handling and disposing of materials;

  •
  adverse weather conditions; and

  •
  failure of our employees to comply with our internal environmental, health and safety guidelines.

        If any of these hazards materialize, they could result in suspension of operations, termination of contracts without compensation, damage to or destruction of our equipment and the property of others, or injury or death to our personnel or third parties and could expose us to substantial liability or losses. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. In addition, these risks may be greater for us upon the acquisition of another company that has not allocated significant resources and management focus to safety and has a poor safety record.

        We are not fully insured against all risks inherent in our business. For example, although we are insured for environmental pollution resulting from certain environmental accidents that occur on a sudden and accidental basis, we may not be insured against all environmental accidents or events that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which we are not adequately insured, it could adversely affect our financial condition and results of operations. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.

Our ESG business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.

        The oil and gas industry has historically been both cyclical and seasonal. Activity levels are driven primarily by drilling rig counts, well completions and workover activity, the geological characteristics of the producing wells and their effect on the services required to commence and maintain production levels, and our customers' capital and operating budgets. All of these indicators are driven by commodity prices, which are affected by both domestic and global supply and demand factors. In particular, while U.S. natural gas prices are correlated with global oil price movements, they are also affected by local market weather and consumption patterns. A prolonged economic slowdown, another recession in the United States, adverse events relating to the energy industry and local, regional and national economic conditions and factors, particularly a slowdown in the E&P industry, would negatively impact our ESG operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased spending by our customers.

We participate in a capital-intensive industry, and may need to obtain additional capital or financing to fund expansion of our asset base, which could increase our financial leverage, or we may not be able to finance our capital needs.

        In order to expand our ESG asset base, we may need to make significant capital expenditures. If we do not make sufficient or effective capital expenditures, we will be unable to organically expand our business operations. These expenditures may be significant because assets in our industry require significant capital to purchase and modify.

        We intend to rely primarily on cash flows from operating activities and borrowings under our $500 million secured revolving credit facility, and existing cash balances to fund our capital expenditures. If our cash, cash flows from operating activities and borrowings under the secured revolving credit facility are not sufficient to fund our capital expenditures, we would be required to fund these expenditures through the issuance of additional debt or equity or pursue alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying acquisitions or capital investments, such as planned upgrades or acquisitions of equipment and refurbishments of equipment, even if previously publicly announced.

        The terms of the debt we incurred in connection with the spin-off and any future debt instruments may restrict us from adopting some of these alternatives. If debt and equity capital or alternative financing plans are not available on favorable terms or at all, we would be required to curtail our capital spending, and our ability to sustain or improve our profits may be adversely affected. Our ability to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, incurring additional debt may significantly increase our interest expense and financial leverage, and issuing common stock may result in significant dilution to our current stockholders.

Shortages or increases in the costs of the equipment we use in our operations could adversely affect our operations in the future.

        We generally do not have specialized tools, trucks or long-term contracts in place that provide for the delivery of equipment, including, but not limited to, replacement parts and other equipment. We could experience delays in the delivery of the equipment that we have ordered and its placement into service due to factors that are beyond our control. New federal regulations regarding diesel engines, demand by other oilfield services companies and numerous other factors beyond our control could adversely affect our ability to procure equipment that we have not yet ordered or cause the prices of such equipment to increase. Price increases, delays in delivery and interruptions in supply may require us to increase capital and repair expenditures and incur higher operating costs. Each of these could have a material adverse effect on our financial condition and results of operations.

We are dependent on a small number of suppliers for key goods and services that we use in our operations.

        We do not have long term contracts with third party suppliers of many of the goods and services that we use in large volumes in our ESG operations, including manufacturers of accommodations units, rental and fishing tools, chargers and other tools and equipment used in our operations. Especially during periods in which oilfield services are in high demand, the availability of certain goods and services used in our industry decreases and the price of such goods and services increases. We are dependent on a small number of suppliers for key goods and services. During the twelve months ended December 31, 2014, based on total purchase cost, our ten largest suppliers of goods and services represented approximately 36% of all such purchases. Our reliance on such suppliers could increase the difficulty of obtaining such goods and services in the event of a shortage in our industry or cause us to pay higher prices. Price increases, delays in delivery and interruptions in supply may require us to incur higher operating costs. Each of these could have a material adverse effect on our results of operations and financial condition.

Our inability to develop, obtain or implement new technology may cause us to become less competitive.

        The energy services industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent protection or costly to obtain. As competitors and others use or develop new technologies in the future, we may be placed at a competitive disadvantage if we fail to keep pace with technological advancements within our industry. Furthermore, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and implement new technologies before we can. We cannot be certain that we will be able to implement new technologies or products on a timely basis or at an acceptable cost. Thus, limits on our ability to effectively use and implement new and emerging technologies may have a material adverse effect on our results of operations and financial condition.

Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party's indemnification of us.

        We typically enter into agreements with our ESG customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. These agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas and Wyoming, have enacted statutes generally referred to as "oilfield anti-indemnity acts" expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party's indemnification of us, which could have a material adverse effect on our results of operations and financial condition.

Changes in trucking regulations may increase our transportation costs and negatively impact our results of operations.

        For the transportation and relocation of our oilfield services equipment, we operate trucks and other heavy equipment. Therefore, we are subject to regulation as a motor carrier by the U.S. Department of Transportation and by various state agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters. On May 21, 2010, President Obama signed an executive memorandum directing the National Highway Traffic Safety Administration (the "NHTSA") and the U.S. Environmental Protection Agency (the "EPA") to develop new, stricter fuel efficiency standards for medium- and heavy-duty trucks. On September 15, 2011, the NHTSA and the EPA published regulations, further amended on August 16, 2013 that regulate fuel efficiency and greenhouse gas emissions from medium- and heavy-duty trucks, beginning with vehicles built for model year 2014. As a result of these regulations, we may experience an increase in costs related to truck purchases or rentals and maintenance, an impairment of equipment productivity, a decrease in the residual value of these vehicles and an increase in operating expenses. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our results of operations and financial condition.

Changes in laws or government regulations regarding hydraulic fracturing could increase our customers' costs of doing business, limit the areas in which our customers can operate and reduce oil and natural gas production by our customers, which could adversely impact our business.

        The adoption of any future federal, state or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse impact on ESG's results of operations and financial condition. Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies. Several states have either adopted or proposed laws and/or regulations to require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells, in addition to more stringent well construction and monitoring requirements. The EPA is conducting a study of the potential impacts of hydraulic fracturing activities on drinking water. This study or other studies that may be undertaken by the EPA or other governmental authorities, depending on their results, could spur initiatives to regulate hydraulic fracturing. If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling activities and make it more difficult or costly for our customers to perform fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could reduce oil and natural gas exploration and production activities by our customers and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance and doing business by more strictly regulating how hydraulic fracturing wastes are handled or disposed.

We and our ESG customers are subject to federal, state and local laws and regulations regarding issues of health, safety, climate change and the protection of the environment, under which we or our customers may become liable for penalties, damages or costs of remediation or other corrective measures. Changes in such laws or regulations could increase our or our customers' costs of doing business and adversely impact our business.

        Our operations and our ESG customers' operations are subject to stringent federal, state and local laws and regulations, including those relating to, among other things, protection of natural resources, wetlands, endangered species, the environment, health and safety, waste management, waste disposal and the transportation of waste and other materials. Many of the facilities that are used for our ESG operations are leased, and such leases include varying levels of indemnity obligations to the landlord for environmental matters related to our use and occupation of such facilities. Our ongoing operations and our ESG customers' operations pose risks of environmental liability, including leakage from operations to surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability, or both. Additionally, an increase in regulatory requirements on oil and gas exploration and completion activities could significantly delay or interrupt our ESG customers' operations. Increased costs of regulatory compliance, claims for liability or sanctions for noncompliance and related costs could cause us or our ESG customers to incur substantial costs or losses. Clean-up costs and other damages resulting from any contamination-related liabilities and costs associated with changes in and compliance with environmental laws and regulations could result in the reduction or discontinuation of our or our ESG customers' operations, and in a material adverse effect on our financial condition and results of operations.

        The U.S. Congress has considered adopting legislation to reduce emissions of greenhouse gases ("GHGs") and almost one-half of the states have already taken legal measures to reduce emissions of GHGs. The EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act. Although it is not possible at this time to estimate how potential future laws or regulations addressing GHG emissions could impact our business, any future federal, state or local laws or regulations that may be adopted to address GHG emissions in areas where our customers operate could require our customers to incur increased compliance and operating costs. Regulation of GHGs could also result in a reduction in demand for and production of oil and natural gas, which would result in a decrease in demand for our services. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for oil and natural gas.

        Laws protecting the environment generally have become more stringent over time and we expect them to continue to do so, which could lead to material increases in our and our ESG customers' costs for future environmental compliance and remediation.

We may be required to assume responsibility for environmental and other liabilities of companies we have acquired or will acquire.

        We may incur liabilities in connection with environmental conditions currently unknown to us relating to our existing, prior or future operations or those of predecessor companies whose liabilities we may have assumed or acquired. We also could be subject to third-party and governmental claims with respect to environmental matters, including claims under the Comprehensive Environmental Response, Compensation and Liability Act in instances where we are identified as a potentially responsible party. We believe that indemnities provided to us in certain of our pre-existing acquisition agreements may cover certain environmental conditions existing at the time of the acquisition, subject to certain terms, limitations and conditions. However, if these indemnification provisions terminate or if the indemnifying parties do not fulfill their indemnification obligations, we may be subject to liability with respect to the environmental matters that those indemnification provisions address.

Increased labor costs or the unavailability of skilled workers could hurt our operations.

        We are dependent upon a pool of available skilled employees to operate and maintain our business. We compete with other oilfield services businesses and other similar employers to attract and retain qualified personnel with the technical skills and experience required to provide the highest quality service. The demand for skilled workers is high and the supply is limited, and a shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages thereby increasing our operating costs.

        Although our employees are not covered by a collective bargaining agreement, union organizational efforts could occur and, if successful, could increase our labor costs. A significant increase in the wages paid by competing employers or the unionization of groups of our employees could result in increases in the wage rates that we must pay. Likewise, laws and regulations to which we are subject, such as the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, can increase our labor costs or subject us to liabilities to our employees. We cannot assure you that labor costs will not increase. Increases in our labor costs or unavailability of skilled workers could impair our capacity and diminish our profitability, having a material adverse effect on our business, financial condition and results of operations.

General

We operate in highly competitive markets and our failure to compete effectively may negatively impact our results of operations.

        The markets in which we operate are highly competitive. Since we sell our ASG segment products around the world, we face competition in the aerospace solutions market from both U.S. and non-U.S. companies. We believe that the principal competitive factors in this industry include the ability to provide superior customer service and support, on-time delivery, sufficient inventory availability, competitive pricing and an effective quality assurance program.

        In terms of the energy services market, price competition, equipment availability, location and suitability, experience of the workforce, safety records, reputation, operating integrity and condition of the equipment are all factors used by customers in awarding contracts. Our competitors are numerous, and many have more financial and technological resources. Contracts are traditionally awarded on the basis of competitive bids or direct negotiations with customers. The competitive environment has intensified as recent mergers among E&P companies have reduced the number of available ESG customers. The fact that certain oilfield services equipment is mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry. In addition, any increase in the supply of hydraulic fracturing fleets could have a material adverse impact on market prices. This increased supply could also require higher capital investment to keep our services competitive.

        Some of our competitors may have greater financial, technical, marketing and personnel resources than we do. Our future success and profitability will partly depend upon our ability to keep pace with our customers' demands for awarding contracts.

If we lose significant customers, significant customers materially reduce their purchase orders or significant programs on which we rely are delayed, scaled back or eliminated, our business, financial condition and results of operations may be adversely affected.

        Our significant customers change from year to year, in the case of ASG, depending on the level of overhaul, maintenance, repair and refurbishment activity and the level of new aircraft purchases, and in the case of ESG, depending on the level of E&P activity and the use of our services. During 2014, no single customer accounted for more than 10% of our consolidated revenues. During 2013 and 2012, Boeing, a customer in our ASG segment, accounted for 10% and 12%, respectively, of our combined revenues. During 2013, another customer accounted for 10% of our combined revenues. During 2012, a third customer accounted for 10% of our combined revenues. No other individual customers accounted for more than 10% of our combined revenues during 2013 or 2012. ASG's top five customers for 2014 together accounted for approximately 33% of its revenues. ESG's top five customers for 2014 together accounted for approximately 26% of ESG's 2014 revenues.

        A reduction in purchasing our products or services by or loss of one of our larger customers for any reason, such as changes in manufacturing or drilling practices, loss of a customer as a result of the acquisition of such customer by a purchaser who, in the case of ASG, does not fully utilize a distribution model, or who uses a competitor, in-sourcing by customers, a transfer of business to a competitor, an economic downturn, insolvency of a customer, failure to adequately service our clients, decreased production or a strike, could have a material adverse effect on our financial condition and results of operations.

We may be unable to effectively and efficiently manage our inventories and/or our equipment fleet as we expand our business, which could have an adverse effect on our financial condition.

        We have substantially expanded the size, scope and nature of our business through acquisitions and organic means, resulting in an increase in the breadth of our product offerings and an expansion of our business geographically. Business expansion places increasing demands on us to increase the inventories that we carry and/or our equipment fleet. We must anticipate demand well out into the future in order to service our extensive customer base. The inability to effectively and efficiently manage our inventories to meet current and future needs of our customers, which may vary widely from what is originally forecast due to a number of factors beyond our control, could have an adverse effect on our results of operations and financial condition.

If suppliers are unable to supply us with the products we sell in a timely manner, in adequate quantities and/or at a reasonable cost, we may be unable to meet the demands of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

        We depend on manufacturing firms to support our operations through the timely supply of products. Our suppliers may experience capacity constraints that may result in their inability to supply us with products in a timely fashion, with adequate quantities or at a desired price. Factors affecting the manufacturing sector can include labor disputes, general economic issues, and changes in raw material and energy costs. Natural disasters such as earthquakes or hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of our suppliers as well. These factors could lead to increased prices for our inventory, curtailment of supplies and the unfavorable allocation of product by our suppliers, which could reduce our revenues and profit margins and harm our customer relations. Significant disruptions in our supply chain could negatively impact our results of operations and financial condition.

Increased leverage could adversely impact our business and results of operations.

        We may incur additional debt under our $500 million secured revolving credit facility or otherwise to finance our operations or for future growth, including funding acquisitions. A high degree of leverage could have important consequences to us. For example, it could:

  •
  increase our vulnerability to adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures and other general corporate purposes;

  •
  limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;

  •
  place us at a disadvantage compared to our competitors that are less leveraged; and

  •
  limit our flexibility in planning for, or reacting to, changes in our business and in our industry.

We cannot ensure that any future acquisitions will be successful in delivering expected performance post-acquisition, which could have a material adverse effect on our financial condition.

        Our business was created largely through a series of acquisitions. We may consider future acquisitions, some of which could be material to us. We explore and conduct discussions with many third parties regarding possible acquisitions. Our ability to continue to achieve our goals may depend upon our ability to effectively identify attractive businesses, access financing sources on acceptable terms, negotiate favorable transaction terms and successfully consummate and integrate any businesses we acquire, achieve cost efficiencies and to manage these businesses as part of our company.

        Our acquisition activities may involve unanticipated delays, costs and other problems. If we encounter unanticipated problems with one of our acquisitions, our senior management may be required to divert attention away from other aspects of our business. Additionally, we may fail to consummate proposed acquisitions or divestitures, after incurring expenses and devoting substantial resources, including management time, to such transactions. Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities. Additionally, depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions or to fund capital expenditures necessary to integrate the acquired business. We also may not be able to raise the substantial capital required for acquisitions and integrations on satisfactory terms, if at all.

Our total assets include substantial intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported financial results.

        Our total assets reflect substantial intangible assets. At December 31, 2014, goodwill and identified intangibles, net, represented approximately 41% of our total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we will assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under generally accepted accounting principles in the United States, this would result in a charge to operating earnings. Any determination requiring the write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. There was no impairment recorded in 2014, 2013 or 2012. As of December 31, 2014, the remaining balances of goodwill and intangible assets were $1,328.7 million and $442.3 million, respectively.

Our debt instruments have significant financial and operating restrictions that may have an adverse effect on our operations.

        We entered into certain financing arrangements in connection with the spin-off. The debt instruments governing such arrangements contain numerous financial, operating and/or negative covenants that limit our ability to incur additional or repay existing indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. A failure to comply with the obligations contained in any such agreement governing our indebtedness could result in an event of default under such agreement, which could permit acceleration of the related debt and acceleration of debt under other instruments that may contain cross acceleration or cross default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

Our operations rely on an extensive network of information technology resources and a failure to maintain, upgrade and protect such systems could adversely impact our business, financial condition and results of operations.

        Information technology plays a crucial role in all of our operations. To remain competitive, our hardware, software and related services must interact with our suppliers and customers efficiently, record and process our financial transactions accurately, and obtain the data and information to enable the analysis of trends and plans and the execution of our strategies.

        The failure or unavailability of our information technology systems could directly impact our ability to interact with our customers and provide them with products and services when needed. Such failure to properly supply or service our customers could have an adverse effect on our business, financial condition and results of operations. Moreover, our customer relationships could be damaged well beyond the period of the downtime of our information technology systems.

We may be unable to retain personnel who are key to our operations.

        Our success, among other things, is dependent on our ability to attract, develop and retain highly qualified senior management and other key personnel. Competition for key personnel is intense, and our ability to attract and retain key personnel is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. The inability to hire, develop and retain these key employees may adversely affect our operations.

We have been expanding our available products and services, and our business may continue to grow at a rapid pace. Our inability to properly manage or support the growth may have a material adverse effect on our business, financial condition, and results of operations and could cause the market value of our common stock to decline.

        We have been expanding our available products and services in recent periods and intend to continue to grow our business both through acquisitions and internal expansion of products and services. Our growth could place significant demands on our management team and our operational, administrative and financial resources. We may not be able to grow effectively or manage our growth successfully, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Severe weather conditions, including hurricanes and tropical storms, could have a material adverse effect on our business.

        Adverse weather can directly impede our operations. Repercussions of severe weather conditions may include: curtailment of services; weather-related damage to facilities and equipment, resulting in suspension of operations; in the case of our ESG segment, inability to deliver equipment and personnel to job sites in accordance with customer requirements; in the case of our ASG segment, inability to deliver products to customers in accordance with contract schedules or critical next-day customer requirements and loss of productivity. These constraints could delay our operations and materially increase our operating and capital costs. The operations of our ESG customers could also be adversely affected by severe weather, such as unusually warm winters or cool summers decreasing demand for natural gas or droughts in semi-arid regions impacting hydraulic fracturing operations, which could affect the demand for services of our ESG segment.

        Additionally, our operations are particularly susceptible to the impact of hurricanes and tropical storms, as our corporate headquarters and certain of our principal facilities are located in Florida and Texas. A hurricane or tropical storm could result in major damage to our properties, inventory and equipment and the properties of our customers located in such areas. Additionally, a hurricane or tropical storm could delay or disrupt the delivery of supplies to our facilities, which could lead to delays in delivering our products to our customers. Related storm damage could also affect telecommunications capability, causing interruptions to our operations. These and other possible effects of hurricanes or tropical storms could have a material adverse effect on our business.

Risks Relating to the Spin-Off

We may not achieve some or all of the expected benefits of the spin-off, and the spin-off may adversely affect our business.

        We may not be able to achieve the full strategic and financial benefits expected to result from the spin-off, or such benefits may be delayed or not occur at all. Some of these expected benefits include having a simplified, more focused business better able to dedicate resources to pursue unique growth/opportunities and greater flexibility to invest capital in our business, increased strategic flexibility to make acquisitions and form partnerships and alliances in target markets. We may not achieve these and other anticipated benefits for a variety of reasons. There also can be no assurance that the spin-off will not adversely affect our business.

We will incur greater costs as an independent company than we did when we were a part of B/E Aerospace, which will decrease our profitability.

        As a segment of B/E Aerospace, we were able to take advantage of B/E Aerospace's size and purchasing power in procuring certain goods and services such as insurance, professional fees, healthcare benefits and technology such as computer software licenses. As a separate, independent entity, we may be unable to obtain these goods, services and technologies at prices or on terms as favorable to us as those we obtained prior to the spin-off. We also relied on B/E Aerospace to provide various financial, administrative and other corporate services. B/E Aerospace will continue to provide certain of these services on a short-term transitional basis. However, we will be required to establish the necessary infrastructure and systems to supply these services on an ongoing basis. We may not be able to replace the services provided by B/E Aerospace in a timely manner or on terms and conditions as favorable as those we receive from B/E Aerospace. If functions previously performed by B/E Aerospace cost us more than the amounts reflected in our historical financial statements, our profitability could decrease.

Our ability to meet our capital needs may be harmed by the loss of financial support from B/E Aerospace.

        The loss of financial support from B/E Aerospace could harm our ability to meet our capital needs. Prior to the spin-off, B/E Aerospace could provide certain capital that may be needed in excess of the amounts generated by our operating activities. Following the spin-off, we expect to obtain any funds needed in excess of the amounts generated by our operating activities through accessing the capital markets or bank financing, and not from B/E Aerospace. Further, we cannot guarantee you that we will be able to obtain capital market financing or credit on favorable terms, or at all, in the future. We cannot assure you that our ability to meet our capital needs will not be harmed by the loss of financial support from B/E Aerospace.

We incurred new indebtedness in connection with the spin-off, and our leverage may have a material adverse effect on our financial position, results of operations and cash flows.

        We entered into certain financing arrangements concurrently with the spin-off. Additionally, we expect to continue to pursue a high-growth model through strategic acquisitions, which may require us to incur even more debt.

        Our ability to make payments on and refinance our indebtedness, including the debt incurred in connection with the spin-off as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. If we cannot service our debt or repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (2) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the aerospace consumables and oilfield services industries could be impaired. The lenders or other investors who hold debt that we fail to service or on which we otherwise default could also accelerate amounts due, which could potentially trigger a default or acceleration of our other debt.

If the distribution, together with certain related transactions, were to fail to qualify as a reorganization for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, then we and/or B/E Aerospace and our stockholders could be subject to significant tax liabilities.

        B/E Aerospace has not requested a private letter ruling from the IRS in respect of the distribution because in 2013 the IRS announced in public guidance that it generally will no longer issue private letter rulings to the effect that, for U.S. federal income tax purposes, a spin-off transaction (similar to the distribution together with certain related transactions) will qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. The distribution was, however, conditioned upon, among other matters, B/E Aerospace's receipt of an opinion of Shearman & Sterling LLP, which remained in full force and effect at the time of distribution, to the effect that the distribution, together with certain related transactions, qualified as a reorganization for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. Shearman & Sterling LLP's opinion, which B/E Aerospace has received, relies on certain representations, assumptions, undertakings and covenants, and the conclusions set forth in the opinion may be adversely affected if one or more of the representations and assumptions is incorrect or one or more of the undertakings and covenants is not complied with. These representations, assumptions, undertakings and covenants relate to, among other things, B/E Aerospace's business reasons for proceeding with the distribution, the past and future conduct of our businesses and those of B/E Aerospace, the historical ownership and capital structures of B/E Aerospace and our and B/E Aerospace's current plans and intentions to not materially modify our or B/E Aerospace's respective ownership and capital structures following the distribution. Notwithstanding the opinion, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions, undertakings or covenants upon which the opinion relied is incorrect or has not been completed or complied with or if it disagrees with the conclusions in the tax opinion. For more information regarding the tax opinion, see the section entitled "The Spin-Off—Material U.S. Federal Income Tax Consequences of the Distribution" included elsewhere in this annual report.

        If the distribution fails to qualify for tax-free treatment, B/E Aerospace would be subject to tax on gain, if any, as if it had sold our common stock in a taxable sale for its fair market value at the time of the distribution. In addition, if the distribution fails to qualify for tax-free treatment, each of our initial public stockholders would be treated as if the stockholder had received a distribution from B/E Aerospace in an amount equal to the fair market value of our common stock that was distributed to the stockholder, which generally would be taxed as a dividend to the extent of the stockholder's pro rata share of B/E Aerospace's current and accumulated earnings and profits and then treated as a non-taxable return of capital to the extent of the stockolder's basis in the B/E Aerospace common stock and finally as capital gain from the sale or exchange of B/E Aerospace common stock. Furthermore, even if the distribution were otherwise to qualify under Sections 355 and 368(a)(1)(D) of the Code, it may be taxable to B/E Aerospace (but not to B/E Aerospace's stockholders) under Section 355(e) of the Code, if the distribution were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in B/E Aerospace or us. For this purpose, any acquisitions of B/E Aerospace stock or of our common stock within the period beginning two years before the distribution and ending two years after the distribution are presumed to be part of such a plan, although we or B/E Aerospace may be able to rebut that presumption, including through the use of certain safe harbors contained in U.S. Treasury Regulations under Section 355(e) of the Code.

        Under the Tax Sharing and Indemnification Agreement between B/E Aerospace and us, we would generally be required to indemnify B/E Aerospace against any tax resulting from the distribution to the extent that such tax resulted from any of the following events (among others): (1) an acquisition of all or a portion of our stock or assets, whether by merger or otherwise, (2) any negotiations, understandings, agreements or arrangements with respect to transactions or events that cause the distribution to be treated as part of a plan pursuant to which one or more persons acquire, directly or indirectly, stock representing a 50% or greater interest in us, (3) certain other actions or failures to act by us, or (4) any breach by us of certain of our representations or covenants. Our indemnification obligations to B/E Aerospace and its subsidiaries, officers and directors are not limited by any maximum amount. If we are required to indemnify B/E Aerospace or such other persons under the circumstances set forth in the Tax Sharing and Indemnification Agreement, we could be subject to substantial liabilities.

We are subject to additional costs and demands on management as an independent, publicly-owned company.

        As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports about our business and financial condition. Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. We have implemented additional procedures and processes to address the standards and requirements applicable to public companies. These activities may divert management's attention from other business concerns, which could have a material adverse effect on our financial position, results of operations or cash flows.

We do not have an operating history as an independent company and our historical financial information may not be a reliable indicator of our future results.

        The historical financial information we have included in this annual report has been derived from B/E Aerospace's consolidated financial statements and accounting records and does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. B/E Aerospace did not account for us, and we were not operated, as a single stand-alone entity for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. In addition, the historical information may not be indicative of what our results of operations, financial position and cash flows will be in the future. For example, following the spin-off, changes have occurred in our cost structure, funding and operations, including changes in our tax structure and increased costs associated with becoming a public, stand-alone company.

The spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

        The spin-off is subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return and (2) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including, without limitation, a trustee or debtor-in-possession in a bankruptcy by us or B/E Aerospace or any of our respective subsidiaries)

may bring a lawsuit alleging that the spin-off or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding our claims against B/E Aerospace, requiring our stockholders to return to B/E Aerospace some or all of the shares of our common stock issued in the spin-off or providing B/E Aerospace with a claim for money damages against us in an amount equal to the difference between the consideration received by B/E Aerospace and the fair market value of our company at the time of the spin-off.

        The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction's law is applied. Generally, an entity would be considered insolvent if (1) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (2) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, B/E Aerospace or any of our respective subsidiaries were solvent at the time of or after giving effect to the spin-off.

        The distribution of our common stock is also subject to review under state corporate distribution statutes. Under the General Corporation Law of the State of Delaware (the "DGCL"), a corporation may only pay dividends to its stockholders either (1) out of its surplus (net assets minus capital) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although B/E Aerospace intends to make the distribution of our common stock entirely from surplus, we cannot assure you that a court will not later determine that some or all of the distribution to B/E Aerospace stockholders was unlawful.

        Although we believe that B/E Aerospace and KLX were each solvent at the time of the spin-off (including immediately after the distribution of shares of KLX common stock), that we are able to repay our debts as they mature following the spin-off and have sufficient capital to carry on our businesses and the spin-off and the distribution was made entirely out of surplus in accordance with Section 170 of the DGCL, we cannot assure you that a court would reach the same conclusions in determining whether B/E Aerospace or we were insolvent at the time of, or after giving effect to, the spin-off, or whether lawful funds were available for the separation and the distribution to B/E Aerospace's stockholders.

A court could require that we assume responsibility for obligations allocated to B/E Aerospace under the Separation and Distribution Agreement.

        Under the Separation and Distribution Agreement, from and after the spin-off, each of B/E Aerospace and we are responsible for the debts, liabilities and other obligations related to the business or businesses which it owns and operates following the consummation of the spin-off. Although we do not expect to be liable for any obligations that are not allocated to us under the Separation and Distribution Agreement, a court could disregard the allocation agreed to between the parties, and require that we assume responsibility for obligations allocated to B/E Aerospace (including, for example, environmental liabilities), particularly if B/E Aerospace were to refuse or were unable to pay or perform the allocated obligations.

We might have been able to receive better terms from unaffiliated third parties than the terms we receive in our agreements with B/E Aerospace.

        The agreements related to the spin-off, including the Separation and Distribution Agreement, the Employee Matters Agreement, the Tax Sharing and Indemnification Agreement, the Transition Services Agreement, the IT Services Agreement and any other agreements, were negotiated in the context of our separation from B/E Aerospace while we were still part of B/E Aerospace. Although these agreements are intended to be on an arm's-length basis, they may not reflect terms that would have resulted from arm's-length negotiations among unaffiliated third parties. The terms of the agreements negotiated in the context of our separation concern, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations among B/E Aerospace and us.

Certain of our executive officers and directors may have actual or potential conflicts of interest because of their current or former positions in B/E Aerospace or their ownership of B/E Aerospace equity.

        Certain of the persons who are our executive officers and directors are former directors, officers or employees of B/E Aerospace and thus have professional relationships with B/E Aerospace's executive officers and directors. Three of our directors, including our Chairman and Chief Executive Officer, continue to serve on the board of directors of B/E Aerospace following the spin-off. Our Chairman and Chief Executive Officer continues to chair the board of directors of B/E Aerospace and serves as its Executive Chairman. In addition, several of our executive officers and directors have a financial interest in B/E Aerospace as a result of their ownership of B/E Aerospace stock and restricted stock. These relationships and financial interests may create, or may create the appearance of, conflicts of interest when these directors and officers face decisions that could have different implications for B/E Aerospace than for us.

Risks Relating to Our Common Stock

We cannot assure you that we will pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

        We do not currently intend to pay dividends. Our dividend policy will be established by our Board based on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. In addition, the terms of the agreements governing debt that we incurred in connection with the spin-off or in the future may limit or prohibit the payments of dividends. We cannot assure you that we will pay dividends in the future or continue to pay any dividends if we do commence the payment of dividends.

        Additionally, our indebtedness could have important consequences for holders of our common stock. If we cannot generate sufficient cash flow from operations to meet our debt-payment obligations, then our Board's ability to declare dividends on our common stock will be impaired and we may be required to attempt to restructure or refinance our debt, raise additional capital or take other actions such as selling assets, reducing or delaying capital expenditures or reducing any proposed dividends. We cannot assure you that we will be able to effect any such actions or do so on satisfactory terms, if at all, or that such actions would be permitted by the terms of our debt or our other credit and contractual arrangements.

Certain provisions that our amended and restated certificate of incorporation and amended and restated bylaws contain, certain provisions of Delaware law and our agreements with B/E Aerospace may prevent or delay an acquisition of our Company or other strategic transactions, which could decrease the trading price of our common stock.

        Prior to the distribution date, our Board and B/E Aerospace, as our sole stockholder, approved and adopted amended and restated versions of our certificate of incorporation and bylaws. Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others:

  •
  the inability of our stockholders to call a special meeting;

  •
  rules regarding how stockholders may present proposals or nominate directors for election at annual meetings;

  •
  the division of our Board into three classes of directors, with each class serving a staggered three-year term;

  •
  a provision that our stockholders may only remove directors with cause and by the affirmative vote of at least at least 66 2/3 percent of our voting stock;

  •
  the ability of our directors, and not stockholders, to fill vacancies on our Board; and

  •
  the requirement of the affirmative vote of stockholders holding at least 66 2/3 percent of our voting stock to amend our amended and restated bylaws and certain provisions in our amended and restated certificate of incorporation, including those provisions providing for a classified board, provisions regarding the filling of vacancies on the Board and provisions providing for the removal of directors.

        In addition, because we have not chosen to be exempt from Section 203 of the DGCL, this provision could also delay or prevent a change of control that some stockholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15 percent of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15 percent of the corporation's outstanding voting stock.

        We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that our Board determines is not in the best interests of our Company and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

        Provisions in our agreements with B/E Aerospace may also delay or prevent a merger or acquisition that some stockholders may consider favorable. To preserve the tax free treatment to B/E Aerospace of the distribution and certain related transactions, under the Tax Sharing and Indemnification Agreement that we have entered into with B/E Aerospace, we will be prohibited from taking or failing to take any action that results in the distribution and certain related transactions being deemed to not be tax-free. Further, for the two-year period following the distribution, we may be prohibited, except in specified circumstances, from: (1) entering into any transaction resulting in an acquisition of our stock or our assets beyond certain thresholds, whether by merger or otherwise; (2) merging, consolidating or liquidating; (3) issuing equity securities beyond certain thresholds; (4) repurchasing our common stock; and (5) ceasing to actively conduct our aerospace consumables and energy services businesses. These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2014, we had 32 principal operating facilities, which comprise an aggregate of approximately 1.5 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size and ownership type of each location.

City	Segment	Sq. Feet	Ownership
Doral, FL	ASG	506,600	Lease
Kaltenkirchen, Germany	ASG	90,500	Lease
Wichita, KS	ASG	80,000	Lease
Hamburg, Germany	ASG	80,000	Lease
Bridgeport, WV	ESG	70,800	Lease
Evans City, PA	ESG	68,300	Own
Stratford, CT	ASG	67,000	Lease
Burgess Hill, UK	ASG	60,000	Lease
Carson, CA	ASG	56,500	Lease
Earth City, MO	ASG	48,600	Lease
Chandler, AZ	ASG	47,400	Lease
Grand Prairie, TX	ASG	38,800	Lease
Senlis, France	ASG	32,900	Lease
Simpson District, WV	ESG	27,300	Lease
Boothwyn, PA	ASG	25,000	Lease
Charleroi, PA	ESG	20,000	Lease
Banyo QLD, Australia	ASG	19,400	Lease
Kenedy, TX	ESG	17,800	Lease
Cotulla, TX	ESG	17,800	Own
San Angelo, TX	ESG	16,800	Lease
Singapore	ASG	16,700	Lease
Williston, ND	ESG	16,500	Own
Paramus, NJ	ASG	15,500	Lease
South Marshall, TX	ESG	13,500	Lease
Greensboro, NC	ASG	12,000	Lease
Dickinson, ND	ESG	11,600	Lease
Rzeszow, Poland	ASG	11,520	Lease
Cambridge, OH	ESG	10,800	Lease
London-Heathrow, UK	ASG	10,520	Lease
Singapore	ASG	10,400	Lease
Waco, TX	ASG	10,000	Lease
Wellington, FL	Corporate Administrative Headquarters	9,100	Lease

        We believe that our facilities are suitable for their present intended purposes and are adequate for our present and anticipated level of operations.

ITEM 3.    LEGAL PROCEEDINGS

        We are a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

        Except as mentioned below, there are no material pending legal proceedings, other than the ordinary routine litigation incidental to the business discussed above, to which we, or any of our subsidiaries, are a party or of which any of our property is the subject.

        We are currently cooperating with the authorities in investigating an alleged violation of regulations governing the production and use of chemical substances in our German operations that could result in an administrative monetary penalty and a disgorgement of profits from the sale of products allegedly sold in violation of the regulations, which could be material. For a more detailed description of this matter, see "Item 1. Business—Environmental Matters."

ITEM 4.    MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock began trading on the NASDAQ Global Select Market under the symbol "KLXI" on December 17, 2014. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the range of high and low per share sales prices for the common stock as reported by NASDAQ.

	Year Ended December 31, (Amounts in Dollars)
	2014
	High	Low
Fourth Quarter	$43.84	$38.95

        On March 2, 2015, the last reported sale price of our common stock as reported by NASDAQ was $40.50 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had approximately 1,204 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial stockholders represented by these holders of record.

        Given the limited trading information, we have not provided a line graph comparing the cumulative total stockholder return on our common stock between December 17, 2014 (our first trading day on the NASDAQ) and December 31, 2014 to the cumulative total returns of the S&P 500 Index, the NASDAQ Composite Index, the Dow Jones US Aerospace & Defense Index and the S&P 500 Oil and Gas Equipment and Services Index due to the limited trading period of our common stock.

        We do not currently intend to pay dividends. Our Board will establish our dividend policy based on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. The terms of our debt agreements contain restrictions on our ability to pay dividends. The terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. Accordingly, we cannot assure you that we will either pay dividends in the future or continue to pay any dividend that we may commence in the future.

ITEM 6.    SELECTED FINANCIAL DATA

        In this section, dollar amounts are shown in millions, except for per share data or as otherwise specified.

        The following tables present a summary of selected historical consolidated and combined financial data for the periods indicated below. We derived the selected historical condensed consolidated and combined statements of earnings data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 from our audited consolidated and combined financial statements included elsewhere in this Form 10-K. We derived the selected historical financial data as of December 31, 2012, 2011 and 2010, and for the fiscal years ended December 31, 2011 and 2010, from B/E Aerospace's accounting records. In our management's opinion, the financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting only of ordinary recurring adjustments, necessary for a fair presentation of the information for the periods presented.

        The historical statements of earnings and comprehensive income reflect allocations of general corporate expenses from B/E Aerospace including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Our management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, KLX. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

        The financial statements included in this Form 10-K may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand-alone public company during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance.

        In presenting the financial data in conformity with GAAP, we are required to make estimates and assumptions that affect the amounts reported. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies," included elsewhere in this Form 10-K for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

        The following selected historical financial and other data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated and combined financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of Earnings Data:
Revenues	$1,695.7	$1,291.6	$1,180.7	$947.3	$778.4
Cost of sales(1)	1,194.9	872.8	803.5	635.9	510.4
Selling, general and administrative(1)	254.0	180.3	159.3	129.4	114.8

Operating earnings	246.8	238.5	217.9	182.0	153.2
Interest expense (income), net	3.0	(1.0)	0.2	(3.8)	2.1

Earnings before income taxes	243.8	239.5	217.7	185.8	151.1
Income taxes	155.7	89.1	80.8	69.3	55.6

Net earnings	$88.1	$150.4	$136.9	$116.5	$95.5

Basic net earnings per share(2):
Net earnings	$1.69	$2.88	$2.62	$2.23	$1.83

Weighted average common shares	52.2	52.2	52.2	52.2	52.2
Diluted net earnings per share(2):
Net earnings	$1.68	$2.88	$2.62	$2.23	$1.83

Weighted average common shares	52.3	52.3	52.3	52.3	52.3
Balance Sheet Data (end of period):
Working capital	$1,825.9	$1,366.1	$1,300.3	$1,080.5	$1,056.7
Goodwill, intangible and other assets, net	1,815.3	1,417.6	1,349.4	768.4	763.5
Total assets	4,303.6	3,064.0	2,845.9	2,017.5	1,976.2
Stockholders' equity	2,620.3	2,798.7	2,635.5	1,878.0	1,864.8
Other Data:
Depreciation and amortization	$68.0	$27.8	$22.8	$16.9	$14.7

(1)
Cost of sales and SG&A include $3.5 and $53.4, respectively, of business separation and acquisition-related costs in 2014 (SG&A includes $24.2 of acquisition related costs in 2013).

(2)
On December 16, 2014, B/E Aerospace, Inc. distributed to its stockholders of record as of the close of business on December 5, 2014 one share of KLX common stock for every two shares of B/E's common stock held as of the record date. Basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX common shares outstanding immediately following the distribution. See Note 12. Stockholders' Equity of the notes to the Consolidated and Combined Financial Statements for information regarding earnings per common share.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In this section, dollar amounts are shown in millions, except for per share data or as otherwise specified.

Overview

The Spin-off

        On December 16, 2014, B/E Aerospace distributed 100% of the outstanding shares of common stock of KLX to the B/E stockholders of record in a transaction intended to be tax-free to B/E Aerospace, KLX and our initial stockholders for U.S. federal income tax purposes (other than with respect to any cash received in lieu of fractional shares).

        We currently estimate expenses that we will incur during our transition to being a stand-alone public company to be approximately $25. We anticipate that substantially all of these expenses will be incurred within 18 months of the distribution. These expenses primarily relate to accounting, tax and professional costs, costs related to hiring new executives, branding for the new company and costs related to the development of information technology and systems. We recorded costs and expenses related to acquisitions, business repositioning and business separation costs during 2014 of approximately $57. In addition, we incurred $67 of exit taxes related to a major international tax planning initiative.

        Selling, general and administrative ("SG&A") expense includes allocations of general corporate expenses from B/E Aerospace. The consolidated and combined statements of earnings and comprehensive income reflect allocations of general corporate expenses from B/E Aerospace ("Former Parent") including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Our management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided, to KLX. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. See Note 1 of the Consolidated and Combined Financial Statements, "Description of Business and Summary of Significant Accounting Policies—Basis of Presentation," for a description of the costs allocated, the methods of allocation, the reasons for the allocations and how future actual costs may differ from the amounts allocated under the ownership of our Former Parent.

        As a stand-alone public company, we expect to incur additional recurring costs. Our preliminary estimates of the recurring costs expected to be incurred annually are approximately $25 higher than the expenses historically allocated to us from B/E Aerospace. Additionally, we expect to incur approximately $25 of one-time costs related to branding, new IT system alignments and other related start-up expenses. In connection with the spin-off, we are bringing some of the functions that were previously provided to us through corporate allocations from B/E Aerospace in-house. In addition, we entered into certain agreements with B/E Aerospace relating to transition services and IT services for a transitional period of approximately 24 months following the distribution. We currently estimate that the annual charges we will incur under those agreements for services provided to us by B/E Aerospace will be approximately $10. In addition, we entered into an Employee Matters Agreement and a tax sharing and indemnification agreement with B/E Aerospace in connection with the spin-off. This transitional support will enable us to establish our stand-alone processes for various activities that were previously provided by B/E Aerospace and does not constitute significant continuing support of our operations. We do not expect those agreements to have a material effect on our financial statements. We also entered into new financing arrangements in connection with the spin-off. See "—Liquidity and Capital Resources—New Financing Arrangements."

Company Overview

        We believe, based on our experience in the industry, that we are the world's leading distributor and value-added service provider of aerospace fasteners and consumables, and that we offer one of the broadest ranges of aerospace hardware and consumables and inventory management services worldwide. Through organic growth and a number of strategic acquisitions beginning in 2001, we believe we have become our industry's leading provider of aerospace fasteners, consumable products and supply chain management services. Through our global facilities network and advanced information technology systems, we offer unparalleled service to commercial airlines, business jet and defense OEMs, MRO operators and FBOs. With a large and diverse global customer base, including virtually all of the world's commercial airlines, business jet and defense OEMs, OEM subcontractors and major MRO operators across five continents, we provide access to over one million SKUs. We serve as a distributor for every major aerospace fastener manufacturer. In order to support our vast range of custom products and services, we have invested over $100 in proprietary IT systems to create a superior technology platform. Our systems support both internal distribution processes and part attributes, along with customer services, including JIT deliveries and kitting solutions, which we believe are unmatched by any competitor. This business is operated within our ASG segment.

        In 2013, we initiated an expansion into the energy services sector. Over the past two years, we have acquired seven companies in the business of providing technical services and related rental equipment to oil and gas exploration and production companies. As a result, we now provide a broad range of solutions and equipment which bring value-added resources to a new customer base, often in remote locations. Our customers include independent and major oil and gas companies that are engaged in the exploration and production of oil and gas properties in North America, including in the Northeast (Marcellus and Utica Shale), Rocky Mountains (Williston and Piceance Basins), Southwest (Permian Basin and Eagle Ford) and Mid-Continent. This business is operated within our ESG segment.

        Within our ASG segment, we generally derive our revenues from aerospace products and consumable products for both the new build market and the aftermarket. For the years ended December 31, 2014, 2013 and 2012, approximately 38%, 39%, and 35% of our revenues, respectively, were derived from the aftermarket. While military customers, specifically defense OEMs, have made up a significant share of ASG revenues historically, this share began to decline from approximately 16% in 2012 to approximately 12% in 2014 as a result of reductions in defense spending, including under the sequestration program. Similarly, since 2007, business jet manufacturing has declined approximately 50% due to the economic downturn in 2008, and demand from our business jet customers followed a similar trend such that they now account for approximately 5% of 2014 ASG revenues. Revenues associated with supporting aerospace manufacturing customers increased by 5.3%. However, defense sales were down and aftermarket sales were flat, as compared to the prior year. The strong new aircraft delivery cycle resulted in an increase in ASG's revenues to support the global aerospace manufacturing base, including several new long-term contract awards. Initial margins associated with these contracts did not contribute meaningfully in 2014; however, they are expected to become consistent contributors to profitability in the coming years. However, unlike any prior new aircraft delivery cycle, approximately 45% of the record number of new aircraft deliveries were to replace and retire older, less fuel efficient aircraft. These retirements negatively impacted recurring aftermarket revenues and the higher margins related thereto. We expect this trend to begin to reverse as the approximately 7,700 new aircraft delivered over the 2009-2014 period increasingly roll off their warranty periods and begin to require periodic heavy maintenance checks. We also expect an increase in the rate of business jet production in 2015, which would also be a positive addition to our results going forward. The outlook for defense sales will remain tied to the procurement budgets approved by Congress, in response to the ongoing need for a strong U.S. military presence to counter global challenges.

Current Industry Conditions

        Despite the outstanding long-term secular industry growth characteristics, the recent precipitous drop in oil and gas commodity prices during the second half of 2014 is likely to have a material negative impact on our ESG business in 2015. Cutbacks to the capital expenditure budgets of many of our oil and gas customers has led to a rapid reduction in the active drilling rig count in the onshore North American market. This reduction in current and planned drilling activity has resulted in both cost and capacity utilization pressures on companies within the oilfield service industry. Significant layoffs at many of the major companies within the industry have already been announced. Our business has begun to experience some of these pressures, particularly in the form of price reduction requests from our customers, with some of our geographic regions experiencing more pressure than others. In response to these evolving industry conditions, our approach is to first ensure that we manage our ESG business prudently by closely monitoring costs while positioning our resources in those activities and regions which we believe will maximize our revenue opportunities. Secondly, our strategy is to maintain sufficient liquidity to take advantage of opportunities that will present themselves. We will also focus on operational excellence and continuous improvement initiatives. Finally, we will work hard to uncover high return acquisition opportunities over the next 18-24 months. However, there can be no assurance such measures will prevent our ESG business from suffering an operating loss from reduction in the volume and/or pricing of its services.

        Revenues by reportable segment for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014		2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Aerospace Solutions Group	$1,310.2	77.3%	$1,268.1	98.2%	$1,180.7	100.0%
Energy Services Group	385.5	22.7%	23.5	1.8%	—	0.0%

Total revenues	$1,695.7	100.0%	$1,291.6	100.0%	$1,180.7	100.0%

        Substantially all of our sales and purchases are denominated in U.S. dollars. Revenues by domestic and foreign operations for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$1,505.3	$1,116.6	$1,044.4
Foreign	190.4	175.0	136.3

Total revenues	$1,695.7	$1,291.6	$1,180.7

        Revenues by geographic region (based on destination) for each of the years in the three-year period ended December 31, 2014 were as follows:

	Year Ended December 31,
	2014		2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
U.S.	$1,111.5	65.5%	$749.1	58.0%	$733.2	62.1%
Europe	374.2	22.1%	350.6	27.1%	294.2	24.9%
Asia, Pacific Rim, Middle East and other	210.0	12.4%	191.9	14.9%	153.3	13.0%

Total revenues	$1,695.7	100.0%	$1,291.6	100.0%	$1,180.7	100.0%

        Founded in 1974 as M&M Aerospace Hardware, KLX, formerly the consumables management segment of B/E Aerospace, Inc. (our Former Parent), has evolved into an industry leader through multiple acquisitions and strong organic growth. As of December 31, 2014, ASG's global presence consists of more than 1.2 million square feet in 20 principal facilities with approximately 2,000 employees worldwide. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. B/E Aerospace acquired M&M in 2001. Between 2002 and 2011, we completed 4 acquisitions, for an aggregate purchase price of approximately $1.2 billion. We believe our organic growth together with these acquisitions enabled us to position ourselves as a preferred global supplier to our customers.

        In January 2012, we acquired UFC, a leading provider of complex supply chain management and inventory logistics solutions, for a net purchase price of approximately $405. In July 2012, we acquired Interturbine for a net purchase price of approximately $245. Interturbine's product range includes chemicals, lubricants, hydraulic fluids, adhesives, coatings and composites. Interturbine also supplies fasteners, cables and wires, electronic components, electrical and electromechanical materials, tools, hot bonding equipment and ground equipment to its primary customer base of airlines and MROs globally.

        The Company initiated an expansion into the oilfield support services and associated rental equipment business during the second half of 2013. During the third and fourth quarters of 2013, we acquired the assets of Blue Dot Energy Services, LLC ("Blue Dot") and Bulldog Frac Rentals, LLC ("Bulldog"), providers of on-site services, parts distribution and rental equipment to the oil and gas industry, for a net purchase price of $114.0. As a result of these transactions, we established our oilfield support services and associated rental equipment businesses in both the northeast and southwest regions of the United States.

        In January 2014, we acquired the assets of the LT Energy Services group of companies, an Eagle Ford Shale-based provider of accommodation units and services, for a net purchase price of approximately $102.5. In February 2014, we acquired the assets of Wildcat Wireline LLC ("Wildcat Wireline"), a provider of wireline services primarily in the Eagle Ford Shale, and also in the Marcellus/Utica Shales, for a net purchase price of approximately $153.4.

        In April 2014, we acquired the assets of Vision Oil Tools, LLC ("Vision"), a provider of oilfield support services and associated rental equipment. Vision established a new geographical base of operations for us in the North Dakota (Williston/Bakken) and Rocky Mountain regions. The purchase price was approximately $140.7, with an additional payment of $35.0 in 2015 based on the achievement of 2014 financial results. In April 2014, we acquired the assets of the Marcellus Gasfield Services group of companies ("MGS"), an oilfield support services and associated rental equipment business based in the northeast U.S. In June 2014, we acquired the assets of the Cornell Solutions group of companies ("Cornell"), an oilfield support services and associated rental equipment business based in the southwest U.S. The combined net purchase price of acquiring MGS and Cornell is approximately

$117.2, with an additional payment of $57.2 to be made in 2015 based on the achievement of 2014 financial results.

        Through these energy services acquisitions, we have established a base of North American operations from which we are able to offer our oilfield support services and associated rental equipment in the major oil and gas regions of the U.S., including Northeastern U.S., Southwestern U.S., North Dakota, Rocky Mountains and the Mid-Continent.

        The Company is organized based on the products and services it offers. As a result of the recent acquisitions, we determined that ASG and ESG met the requirements of a reportable segment and that ESG's operations in 2013 were immaterial. Each segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their customers.

Year Ended December 31, 2014, as Compared to Year Ended December 31, 2013

        The following is a summary of revenues by segment:

	Revenues			Pro Forma Revenues(1)
Segment	2014	2013	% Change	PF 2014	PF 2013	% Change
Aerospace Solutions Group	$1,310.2	$1,268.1	3.3%	$1,310.2	$1,268.1	3.3%
Energy Services Group	385.5	23.5	1540.4%	453.0	319.2	41.9%

Total	$1,695.7	$1,291.6	31.3%	$1,763.2	$1,587.3	11.1%

(1)
Pro Forma ("PF") results are presented to reflect all acquisitions as if completed on January 1, 2013.

        Revenues for the year ended December 31, 2014 were $1,695.7, an increase of 31.3% as compared with the same period of the prior year, primarily as a result of our expansion into the oilfield support services and associated rental equipment business.

        Cost of sales for the year ended December 31, 2014 was $1,194.9 (70.5% of revenues) and increased by $322.1, or 36.9%, on the 31.3% increase in revenues. The lower gross margin is primarily the result of a shift in revenue mix at ASG, as more fully described below, and start-up costs associated with a number of ASG's recently awarded long-term customer contracts, as well as $3.5 of acquisition, integration and business separation costs. Revenues associated with supporting aerospace manufacturing customers increased by 5.3%. However, defense sales were down and aftermarket sales were flat, as compared to the prior year. The strong new aircraft delivery cycle resulted in an increase in ASG's revenues to support the global aerospace manufacturing base, including several new long-term contract awards. Initial margins associated with these contracts did not contribute meaningfully in 2014; however, they are expected to become consistent contributors to profitability in the coming years. However, unlike any prior new aircraft delivery cycle, approximately 45% of the record number of new aircraft deliveries were to replace and retire older, less fuel efficient aircraft. These retirements negatively impacted recurring aftermarket revenues and the higher margins related thereto. We expect this trend to begin to reverse as the approximately 7,700 new aircraft delivered over the 2009-2014 period increasingly roll off their warranty periods and begin to require periodic heavy maintenance checks. We also expect an increase in the rate of business jet production in 2015, which would also be a positive addition to our results going forward. The outlook for defense sales will remain tied to the procurement budgets approved by Congress, in response to the ongoing need for a strong U.S. military presence to counter global challenges. In addition, depreciation expense related to our ESG business increased by $27.4 to $29.1 in 2014 as we expanded our product offerings through business acquisitions and capital investments in this new business.

        SG&A expense includes allocations of general corporate expenses from B/E Aerospace. SG&A expenses for the year ended December 31, 2014 were $254.0, or 15.0% of revenues, as compared with $180.3, or 14.0% of revenues, in the prior year period. The higher level of SG&A expense in the current year is primarily due to costs and expenses associated with the 31.3% increase in revenues and business repositioning, acquisition, integration and business separation costs of approximately $53.4 ($24.2 in the prior year).

        Operating earnings for the year ended December 31, 2014 were $246.8, an increase of 3.5%, and operating margin of 14.6% decreased by 390 basis points as compared with the prior year period primarily due to the 31.3% increase in revenues offset by acquisition, integration and business separation costs of $56.9 and the aforementioned phase-in activities from newly awarded long-term agreements at our ASG segment.

        Interest expense for the year ended December 31, 2014 was $3.0, compared to interest income in the prior year period of $1.0. The increase in interest expense is a result of interest incurred on the $1,200 of 5.875% senior unsecured notes issued in connection with the spin-off.

        Income tax expense for the year ended December 31, 2014 of $155.7 includes $67.3 of exit taxes and $88.4 of recurring tax expense (36.3% effective tax rate), which decreased by $0.7 as compared with prior year period income tax expense of $89.1 (37.2% effective tax rate) due to the favorable mix of foreign versus U.S. earnings. Net earnings for the year ended December 31, 2014 were $88.1, a decrease of 41.4% as compared with the prior year period for the reasons set forth above.

Segment Results

        The following is a summary of operating earnings by segment:

	Operating Earnings(1)			PF Operating Earnings(1)
Segment	2014	2013	% Change	2014	2013	% Change
Aerospace Solutions Group	$192.0	$240.2	(20.1)%	$192.0	$240.2	(20.1)%
Energy Services Group	54.8	(1.7)	N/A	76.9	44.7	72.0%

Total	$246.8	$238.5	3.5%	$268.9	$284.9	(5.6)%

(1)
Includes $56.9 ($45.9 at ASG, $11.0 at ESG) and $24.2 ($18.8 at ASG, $5.4 at ESG) of spin-off, acquisition and business repositioning costs for the years ended December 31, 2014 and 2013, respectively. Pro Forma results are presented to reflect all acquisitions as if completed on January 1, 2013.

        For the year ended December 31, 2014, ASG revenues increased 3.3% and operating earnings of $192.0 decreased 20.1% reflecting business separation costs of $45.9, the aforementioned new long-term customer contracts, which initially carry lower margins, and the shift in revenues discussed above. ASG operating earnings exclusive of such costs were $237.9, or 18.2%, of revenues.

        ESG's operating earnings for the year ended December 31, 2014 of $54.8 include $11.0 of acquisition, integration and business separation costs. ESG operating earnings exclusive of such costs were $65.8, or 17.1% of revenues. Year-over-year comparisons of ESG results are not meaningful on a historical basis due to the timing of ESG acquisitions (the first of which closed in August 2013). On a pro forma basis giving effect to all ESG acquisitions as though all transactions were completed on January 1, 2013, ESG revenues of $453.0 increased by 41.9% as compared with the 2013 period, 2014 operating earnings of $76.9 increased by 72.0% and 2014 operating margin of 17.0% expanded by 300 basis points. ESG pro forma operating margin, exclusive of acquisition and separation costs, was 19.4%

and expanded by 370 basis points, reflecting both the mix of revenues from our E&P customers and operating leverage at the higher revenue level.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

        Revenues for the year ended December 31, 2013 were $1,291.6, an increase of 9.4% as compared to 2012, as a result of an increase in aftermarket revenues in the second half of 2013 and higher production levels of new aircraft.

        Cost of sales for 2013 was $872.8, which increased by $69.3, as compared with the prior year, primarily due to the higher level of revenues. Cost of sales as a percentage of revenues was 67.6% in 2013 and decreased by 50 basis points as compared with 2012, primarily due to a higher level of aftermarket revenues in 2013.

        Selling, general and administrative expenses for 2013 were $180.3, or 14.0% of revenues, as compared with $159.3, or 13.5% of revenues in 2012. The higher level of SG&A expense in 2013 is primarily due to costs and expenses associated with the 9.4% increase in revenues and a $7.0 increase in 2013 of acquisition, integration and transition ("AIT") costs associated with the acquisitions of the Satair Group ("Satair"), UFC, Interturbine, Blue Dot and Bulldog.

        For the year ended December 31, 2013, operating earnings of $238.5 increased 9.5% and operating margin of 18.5% was unchanged compared to the prior year.

        2013 income tax expense of $89.1 (37.2% effective tax rate) increased by $8.3 as compared with 2012 income tax expense of $80.8 (37.2% effective tax rate) due to the higher level of earnings before income taxes.

        Net earnings for the year ended December 31, 2013 of $150.4 increased by $13.5 or 9.9% for the reasons set forth above.

Liquidity and Capital Resources

Current Financial Condition

        Cash on hand at December 31, 2014 increased by $392.2 as compared with cash on hand at December 31, 2013 primarily as a result of cash flows from operating activities of $107.5 and $1,172.1 of net proceeds from the issuance of $1,200.0 of our 5.875% senior unsecured notes, less capital expenditures of $136.8 and a distribution to B/E Aerospace of $750.0. Acquisitions during the period totaled $513.8 and were funded by transfers from B/E Aerospace. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity have historically been from cash on hand, advances from our Former Parent and cash flow from operations. At December 31, 2014, we had approximately $470.8 of cash and cash equivalents. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

        Our Board has authorized a stock repurchase program in which we may purchase up to an aggregate of $250.0 of our common stock. All decisions regarding future stock repurchases will be at our sole discretion and will be evaluated from time to time in light of many factors, including our financial condition, earnings, capital requirements and debt covenants, if any, other contractual restrictions, as well as legal requirements (including compliance with published IRS guidelines for tax-free spin-offs), regulatory constraints, industry practice and other factors that we may deem relevant. The stock repurchase program may be modified, extended, suspended or discontinued by us at any time and we cannot provide any assurances that any shares will be repurchased.

Working Capital

        Working capital as of December 31, 2014 was $1,825.9, an increase of $459.8 as compared with working capital at December 31, 2013. As of December 31, 2014, total current assets increased by $602.0 and total current liabilities increased by $142.2. The increase in current assets is primarily related to the $392.2 increase in cash as described above, plus a $107.1 increase in accounts receivable, reflecting the strong revenue growth and recent ESG acquisitions, and an increase in inventories of $62.5 to support future revenue growth. The increase in total current liabilities was due to an increase in accounts payable of $42.7 and accrued liabilities of $99.5, which is primarily related to the acquisitions completed in 2014 and includes the $92.2 deferred payments associated with acquisitions we made in 2014.

Cash Flows

        As of December 31, 2014, cash and cash equivalents were $470.8 as compared to $78.6 at December 31, 2013. Cash provided by operating activities was $107.5 for the year ended December 31, 2014 as compared to $185.6 in the same period in the prior year. The primary sources of cash provided by operating activities during the year ended December 31, 2014 were net earnings of $88.1, adjusted by depreciation and amortization of $68.0 and deferred income taxes of $42.8, as well as an increase in accounts payable and accrued liabilities of $36.7 and other non-current liabilities of $22.5. The primary uses of cash in operating activities during the year ended December 31, 2014 were related to a $83.6 increase in accounts receivable, $67.2 increase in inventories and a $21.9 increase in other current and non-current assets. The primary uses of cash in investing activities during the year ended December 31, 2014 were related to capital expenditures of $136.8 and acquisitions of $513.8, primarily funded by our Former Parent.

Capital Spending

        Our capital expenditures were $136.8, $29.4 and $16.6 during the years ended December 31, 2014, 2013 and 2012, respectively. We expect to incur approximately $100 in capital expenditures for the year ended December 31, 2015 to support selective investments to expand our product offerings in key geographies at ESG. Because of the addition of the ESG business, we expect capital expenditures for rental equipment to be higher than the historical periods. We have no material commitments for capital expenditures. We have, in the past, generally funded our capital expenditures from cash from operations and funds available to us from B/E Aerospace, our Former Parent. We expect to fund future capital expenditures from cash on hand, cash flow from operations and from funds available from our $500 secured revolving credit facility.

New Financing Arrangements

        In connection with the spin-off, we issued $1,200.0 of 5.875% senior unsecured notes due 2022. The net proceeds from the notes issuance was approximately $1,172.1, of which $750.0 was distributed to B/E Aerospace, leaving us with net proceeds of approximately $422 of which approximately $92.2 will be used to settle deferred payments associated with acquisitions we made in 2014. We also entered into a $500 secured revolving credit facility, secured by substantially all of our assets and guaranteed by our subsidiaries, which bears interest at the London interbank offered rate ("LIBOR") plus the applicable margin (as defined), and expires in December 2019. No amounts were outstanding under this credit facility as of December 31, 2014. We believe that our cash flows, together with cash on hand and funds available under our $500 secured revolving credit facility will provide us with the ability to fund our operations, make planned capital expenditures payments, make deferred payments associated with acquisitions we made in 2014 and meet our debt service obligations for debt incurred in connection with the spin-off for at least the next twelve months.

Contractual Obligations

        The following chart reflects our contractual obligations and commercial commitments as of December 31, 2014. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt and other non-current liabilities(1)	$—	$2.0	$1.8	$0.9	$0.6	$1,213.3	$1,218.6
Operating leases	18.9	17.4	13.8	10.8	9.0	26.4	96.3
Future interest payments on outstanding debt(2)	72.1	72.1	72.1	72.1	72.1	213.3	573.8

Total	$91.0	$91.5	$87.7	$83.8	$81.7	$1,453.0	$1,888.7

Commercial Commitments
Letters of Credit	$0.4	$0.4	$—	$—	$—	$—	$0.8

(1)
Our liability for unrecognized tax benefits of $10.1 and related interest and penalties of $0.9 at December 31, 2014 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our combined financial statements.

(2)
Interest payments include interest payments due on the 5.875% Notes based on the stated rate of 5.875%. To the extent we incur interest on our revolving credit facility, interest payments would fluctuate based on LIBOR or prime rate pursuant to the terms of our revolving credit facility.

Off-Balance Sheet Arrangements

Lease Arrangements

        We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our combined balance sheet. Future minimum lease payments under these arrangements aggregated approximately $96.3 at December 31, 2014.

Indemnities, Commitments and Guarantees

        During the normal course of business, we made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include non-infringement of patents and intellectual property indemnities to our customers in connection with the delivery, design, manufacture and sale of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that many of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. We believe that any liability for these indemnities, commitments and guarantees would not be material to our combined financial statements.

Backlog

        We believe that backlog is not a relevant measure for our ASG segment, given the long-term nature of our contracts with our customers. Few, if any, include minimum purchase requirements, annually or over the term of the agreement. Our ESG segment operates under MSAs with our E&P customers, which set forth the terms and conditions for the provision of services and the rental of equipment. Rental tool and service contracts are typically based on a day rate with rates based on the type of equipment and competitive conditions. As a result, we do not record backlog.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations is based upon our combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated and combined financial statements.

Revenue Recognition

        Sales of products and services are recorded when the earnings process is complete. This generally occurs when the products are shipped to the customer in accordance with the contract or purchase order, risk of loss and title has passed to the customer, collectability is reasonably assured and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, we recognize revenue upon delivery or customer acceptance, depending on the terms of the sales contract.

        In connection with the sales of our products, we also provide certain supply chain management services to certain of our customers. These services include the timely replenishment of products at the customer site, while also minimizing the customer's on-hand inventory. These services are provided by us contemporaneously with the delivery of the product, and as such, once the product is delivered, we do not have a post-delivery obligation to provide services to the customer. The price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point, we have satisfied our obligations to the customer. We do not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement.

        Service revenues from oilfield technical services and related rental equipment are recorded when services are performed and/or equipment is rented pursuant to a completed purchase order or MSA that sets forth firm pricing and payment terms.

Accounts Receivable

        We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. If the actual uncollected amounts significantly exceed the estimated allowance, our operating results would be significantly adversely affected. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past.

Inventories

        Inventories, made up of finished goods, primarily consist of aerospace fasteners and consumables. We value inventories at the lower of cost or market, using "first-in, first-out" (FIFO) or weighted average cost method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with our customers and the age of the inventory among other factors. Demand for our products can fluctuate from period to period depending on customer activity. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess, obsolete and unmarketable inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over-reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Inventory reserves were approximately $33.0 and $30.3 as of December 31, 2014 and December 31, 2013, respectively.

        Substantially all of our inventory is comprised of aerospace grade fasteners which support OEM production and the aftermarket over the life of the airframe. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The provision for inventory with limited shelf life is relatively insignificant and has not exceeded $0.5 during the past three years.

Long-Lived Assets and Goodwill

        To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated and combined financial statements. In accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"), we assess potential impairment to goodwill of a reporting unit and to indefinite-lived intangible assets on an annual basis, or between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit or indefinite-lived intangible asset below its carrying amount. In accordance with ASC 360, Property, Plant, and Equipment, we assess potential impairment to long-lived assets (property and equipment and amortized intangible assets) when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets is based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other judgmental factors. Future events could cause us to conclude that impairment indicators exist and that goodwill or other acquired tangible or intangible assets associated with our acquired businesses are impaired. Any resulting impairment loss could have an adverse impact on our results of operations. As of December 31, 2014 and 2013, our management believes the estimated fair value of each of our reporting units with goodwill balances, our indefinite-lived intangible assets and each of our long-lived assets were in excess of their carrying values. There were no indicators of goodwill or intangible asset impairment at December 31, 2014 or 2013.

        The fair value of the ESG reporting unit exceeds the carrying value by approximately 28% as of December 31, 2014, and approximately $342.4 million of goodwill has been allocated to the ESG reporting unit. The recent precipitous drop in oil and gas commodity prices during the second half of

2014 is likely to have a negative impact on ESG's business in 2015. Cutbacks to the capital expenditure budgets of ESG's oil and gas customers has led to a rapid reduction in the active drilling rig count in the onshore North American market. This reduction in current and planned drilling activity has resulted in both cost and capacity utilization pressures on companies within the oilfield service industry. Our ESG business has begun to experience some of these pressures, particularly in the form of price reduction requests from our customers. In response to these evolving industry conditions, our approach is to first ensure that we manage our ESG business prudently by closely monitoring costs while positioning our resources in those activities and regions which we believe will maximize our revenue opportunities. Secondly, our strategy is to maintain sufficient liquidity to take advantage of opportunities that will present themselves. We will also focus on operational excellence and continuous improvement initiatives. Finally, we will work hard to uncover high return acquisition opportunities over the next 18-24 months. However, there can be no assurance such measures will prevent our ESG business from suffering an operating loss from reduction in the volume and/or pricing of its services. ESG's cash flow projections are a significant input into the December 31, 2014 fair value. If the ESG business is unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the ESG reporting unit.

Accounting for Income Taxes

        Significant management judgment is required in evaluating our tax positions and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $24.8 as of December 31, 2014, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of our foreign net operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations. We have not provided for any residual U.S. income taxes on approximately $21.7 of earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

Effect of Inflation

        Inflation has not had and is not expected to have a significant effect on our operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of our variable-rate secured revolving credit facility.

        Foreign currency—We have direct operations in Europe that receive revenues from customers primarily in U.S. dollars and we purchase raw materials and component parts from foreign vendors primarily in British pounds or Euros. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates relative to the U.S. dollar. Our largest foreign currency exposure results from activity in British pounds and Euros.

        In the future, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At December 31, 2014, we had no outstanding foreign currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

        Interest Rates—As of December 31, 2014, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

        As of December 31, 2014, we maintained a portfolio of cash securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this section is set forth beginning on page F-1 of this Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2014, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management's Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

        This Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

        The following table sets forth information regarding our executive officers as of March 6, 2015.

Name and Title	Business Experience
Amin J. Khoury Chief Executive Officer	Amin J. Khoury co-founded B/E Aerospace in July 1987 and has served as its Chairman of the Board since that time. Mr. Khoury served as Chief Executive Officer of B/E Aerospace from December 31, 2005 through December 31, 2013. Mr. Khoury also served as the Co-Chief Executive Officer of B/E Aerospace from January 1, 2014 to December 16, 2014. Following the spin-off, Mr. Khoury has served as the Executive Chairman of B/E Aerospace. Mr. Khoury was a Trustee of the Scripps Research Institute from May 2008 until his retirement in July 2014 and was a director of Synthes Incorporated until its acquisition by Johnson & Johnson in 2012. Mr. Khoury holds an Executive Masters Professional Director Certification, the highest level, from the American College of Corporate Directors.
Thomas P. McCaffrey President and Chief Operating Officer

Thomas P. McCaffrey served as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 16, 2014. Prior to joining B/E Aerospace, Mr. McCaffrey was an Audit Director with Deloitte & Touche LLP from August 1989 through May 1993, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant LLP. Mr. McCaffrey is a Certified Public Accountant licensed to practice in the states of Florida, California and Colorado.

Michael F. Senft Vice President—Chief Financial Officer and Treasurer

Michael F. Senft served on the Board of Directors of B/E Aerospace from February 2012 until September 2014. Mr. Senft most recently was a Managing Director of Moelis & Company. For more than 20 years, he has advised on B/E Aerospace's long-term capital transactions and strategic acquisitions. Mr. Senft has also served on the Board of Directors of Moly Mines Ltd. and Del Monte Foods. Mr. Senft's prior positions include Global Head of Leveraged Finance at CIBC and Global Co-Head of Leveraged Finance at Merrill Lynch.

John Cuomo Vice President and General Manager, Aerospace Solutions Group

John Cuomo has been Vice President and General Manager, Consumables Management business since July 2014. He has over 14 years of experience in the aerospace consumables distribution market and served in multiple roles and functions at B/E Aerospace Consumables Management from April 2000 to February 2014, with the most recent being Senior Vice President, Sales, Marketing and Business Development. Prior to joining B/E Aerospace, Mr. Cuomo served as an Associate Attorney to a large multi-national law firm practicing commercial law, mergers and acquisitions and litigation. He has a Bachelor of Science in International Business, a Juris Doctorate from the University of Miami and a Master of Business Administration from the University of Florida.

Name and Title	Business Experience
Gary Roberts Vice President and General Manager, Energy Services Group

Gary J. Roberts served as Vice President and General Manager, Energy Services Group at B/E Aerospace since April 2014 until December 16, 2014. Prior to joining B/E Aerospace, Mr. Roberts was the Chief Executive Officer of Vision Oil Tools, LLC, a private energy services company, from 2010 until its acquisition by B/E Aerospace. Before that, Mr. Roberts was General Manager for Complete Production Services, Inc. and worked for Weatherford International from 1991 to 2008, holding management positions with increasing levels of responsibility in Singapore, China, Indonesia and Qatar. Mr. Roberts brings to KLX over 30 years of oilfield experience.

Roger Franks General Counsel, Vice President—Law and Human Resources

Roger Franks served as Associate General Counsel of B/E Aerospace until December 16, 2014 when he joined the Company as General Counsel, Vice President—Law and Human Resources. Mr. Franks joined the B/E Aerospace Legal Department in January 2010, where he oversaw employee matters, commercial disputes, compliance and general corporate law. Prior to joining B/E Aerospace, he was on the Board of Directors of a mid-size California law firm where he focused on commercial matters including employment law and litigation.

Heather Floyd Vice President—Finance and Corporate Controller

Heather Floyd served as Vice President—Internal Audit of B/E Aerospace until December 16, 2014 when she joined the Company as Vice President—Finance and Corporate Controller. Ms. Floyd has over 12 years of combined accounting, auditing, financial reporting and Sarbanes-Oxley compliance experience. Ms. Floyd joined B/E Aerospace in November 2010 as Director of Financial Reporting and Internal Controls. Prior to joining B/E Aerospace, Ms. Floyd served as an Audit Manager with Ernst & Young and in various accounting roles at Corporate Express, now a subsidiary of Staples.

Our Board of Directors

        The following table sets forth information regarding our directors as of March 6, 2015. The table contains each person's biography as well as the qualifications and experience each person would bring to our Board. Our Board consists of eight members, seven of whom will meet applicable regulatory and exchange listing independence requirements.

Name and Title	Age	Business Experience and Director Qualifications
Amin J. Khoury Chairman	75	Amin J. Khoury, our Chief Executive Officer, co-founded B/E Aerospace in July 1987 and has served as its Chairman of the Board since that time. Mr. Khoury served as Chief Executive Officer of B/E Aerospace from December 31, 2005 through December 31, 2013. Mr. Khoury also served as the Co-Chief Executive Officer of B/E Aerospace from January 1, 2014 to December 16, 2014. Following the spin-off, Mr. Khoury has served as the Executive Chairman of B/E Aerospace. Mr. Khoury was a Trustee of the Scripps Research Institute from May 2008 until his retirement in July 2014. Mr. Khoury holds an Executive Masters Professional Director Certification, the highest level, from the American College of Corporate Directors. During his time at B/E Aerospace, Mr. Khoury was primarily responsible for the development and execution of B/E Aerospace's business strategies that resulted in its growth from a single product line business with $3.0 million in annual sales, to the leading global manufacturer of commercial aircraft and business jet cabin interior products and the world's leading distributor of aerospace consumable products, with annual revenues in 2013 of $3.5 billion. Mr. Khoury led the strategic planning and acquisition strategy of B/E Aerospace as well as its operational integration and execution strategies. He is a highly effective leader in organizational design and development matters and has been instrumental in identifying and attracting both our managerial talent and Board members. He has an intimate knowledge of the Company, its industry and its competitors which he has gained over the last 27 years at B/E Aerospace. All of the above experience and leadership roles uniquely qualify him to serve as our Company's Chairman of the Board.
John T. Collins Director	67

John T. Collins has been Chairman and Chief Executive Officer of The Collins Group, Inc., a manager of a private securities portfolio and minority interest holder in several privately held companies, since 1992. From 1986 to 1992, Mr. Collins served as the President and Chief Executive Officer of Quebecor Printing (USA) Inc., which was formed in 1986 by a merger with Semline Inc., where he had served in various positions since 1968, including since 1973 as President. During his term, Mr. Collins guided Quebecor Printing (USA) Inc. through several large acquisitions and situated the company to become one of the leaders in the industry. Mr. Collins previously served on the Board of Directors for several public companies including Federated Investors, Inc., Bank of America, and FleetBoston Financial. In addition, Mr. Collins has served on the Board of Trustees of his alma mater, Bentley College. We expect our Board to benefit from Mr. Collins's many years of experience in the management, acquisition, and development of several companies.

Name and Title	Age	Business Experience and Director Qualifications
Peter V. Del Presto Director	64

Peter V. Del Presto is an adjunct professor of finance at the University of Pittsburgh, where he teaches courses covering capital markets, advanced valuation methods and private equity. From 1985 until his retirement in 2010, Mr. Del Presto was a partner with PNC Equity Partners, a private equity firm and an affiliate of PNC Bank targeting middle-market companies for acquisition and investment. During his 25 years at PNC Equity Partners, Mr. Del Presto led the firm's investment in 35 companies and participated as a member of the firm's Investment Committee in over 275 investments. Mr. Del Presto was PNC Equity Partner's representative on the boards of 24 companies where he was responsible for the development of value creation strategies in each. Mr. Del Presto is also a licensed private pilot. We expect that our Board will benefit from Mr. Del Presto's background in engineering and business administration, his expertise in the field of finance, and 25 years of experience in the acquisition, investment and development of numerous companies.

Richard G. Hamermesh Director	66

Richard G. Hamermesh has served on the Board of Directors of B/E Aerospace since July 1987. Dr. Hamermesh has been a Professor of Management Practice at Harvard Business School since July 1, 2002, where he was also a member of the faculty from 1976 to 1987. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development consulting firm. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations. Dr. Hamermesh is a member of the Board of Directors of b.good and SmartCloud. We expect our Board to benefit from Dr. Hamermesh's education and business experience, as well as his intimate knowledge of our business and industry gained from serving over 27 years on the Board of B/E Aerospace.

Name and Title	Age	Business Experience and Director Qualifications
Benjamin A. Hardesty Director	64

Benjamin A. Hardesty has been the owner of Alta Energy LLC, a consulting business focused on oil and natural gas in the Appalachian Basin and onshore United States since 2010. In May 2010, Mr. Hardesty retired as president of Dominion E&P, Inc., a subsidiary of Dominion Resources Inc. engaged in the exploration and production of oil and natural gas in North America, a position he had held since September 2007. After joining Dominion Resources in 1995, Mr. Hardesty had previously also served in other executive positions, including president of Dominion Appalachian Development, Inc. and general manager and vice president Northeast Gas Basin. Mr. Hardesty has served on the Board of Directors of Antero Resources Corporation since its initial public offering in October 2013. He previously was a member of the Board of Directors of Blue Dot Energy Services,  LLC from 2011 until its sale to B/E Aerospace in 2013. From 1982 to 1995, Mr. Hardesty served as an officer and director of Stonewall Gas Company, and from 1978 to 1982 as vice president of operations of Development Drilling Corporation. Mr. Hardesty is director emeritus and past president of the West Virginia Oil & Natural Gas Association and past president of the Independent Oil & Gas Association of West Virginia. Mr. Hardesty serves on the Visiting Committee of the Petroleum Natural Gas Engineering Department of the College of Engineering and Mineral Resources at West Virginia University. We believe his significant experience in the oil and natural gas industry, including in our areas of operation, make Mr. Hardesty well suited to serve as a member of our Board.

Stephen M. Ward, Jr. Director	57

Stephen M. Ward, Jr., has been a director of Carpenter Technology Corporation since 2001, where he is Chair of the Corporate Governance Committee and a member of the Human Resources and Science and Technology Committees. Mr. Ward previously served as President and Chief Executive Officer of Lenovo Corporation, which was formed by the acquisition of IBM Corporation's personal computer business by Lenovo of China. Mr. Ward had spent 26 years at IBM Corporation holding various management positions, including Chief Information Officer and Senior Vice President and General Manager, Personal Systems Group. Mr. Ward is also a co-founder and Board member of E2open, a maker of enterprise software, and C3, a company that develops and sells software to monitor, mitigate and monetize greenhouse gases. The Board believes Mr. Ward's broad executive experience and focus on innovation enables him to share with our Board valuable perspectives on a variety of issues relating to management, strategic planning, tactical capital investments, and international growth.

Name and Title	Age	Business Experience and Director Qualifications
Theodore L. Weise Director	70

Theodore L. Weise is currently a business consultant and serves on the Board of Directors of Hawthorne Global Aviation Services. Mr. Weise joined Federal Express Corporation in 1972 during its formative years and retired in 2000 as its President and Chief Executive Officer. He held many officer positions including Executive Vice President of World Wide Operations and led the following divisions as its Senior Vice President: Air Operations, Domestic Ground Operations, Central Support Services, Business Service Centers, and Operations Planning. Prior to joining Federal Express Corporation, Mr. Weise flew on the US Air Force F-111 as a Flight Test Engineer for General Dynamics Corp. He has previously served on the boards of Federal Express Corporation, Computer Management Sciences, Inc., ResortQuest International, Inc. and Pogo Jet, Inc. Mr. Weise is a member of the Missouri University of Science and Technology Board of Trustees, of which he was a past President. Mr. Weise is a jet rated Airline Transport Pilot with over 5,700 flight hours. He holds a Masters Professional Director Certification from the American College of Corporate Directors. We expect that our Board will benefit from Mr. Weise's extensive leadership experience.

John T. Whates, Esq. Director	67

John T. Whates has served on the Board of Directors of B/E Aerospace since February 2012. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is Chairman of the Board of Dynamic Healthcare Systems, Inc., a company that provides enterprise technology software solutions to healthcare organizations. From 1994 to 2011, Mr. Whates was a tax and financial advisor to B/E Aerospace, providing business and tax advice on essentially all of its significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions. Mr. Whates will bring to our Board his extensive experience, multi-dimensional educational background, and thorough knowledge of our business and industry.

Structure of the Board of Directors

        Our Board is divided into three classes of directors. Directors of each class will be chosen for three-year terms upon the expiration of their current terms, and each year our stockholders will elect one class of our directors. The directors designated as Class I directors will have terms expiring at the first annual meeting of stockholders following the effectiveness of our amended and restated certificate of incorporation, the directors designated as Class II directors will have terms expiring at the second annual meeting of stockholders following the effectiveness of our amended and restated certificate of incorporation, and the directors designated as Class III directors will have terms expiring at the third annual meeting of stockholders following the effectiveness of our amended and restated certificate of incorporation.

Audit Committee

        We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Del Presto, Hamermesh and Collins currently serve as members of the Audit Committee. Under the current SEC rules and the rules of NASDAQ, all of the members are independent. Our Board has determined that Mr. Del Presto is an "audit committee financial expert" in accordance with current SEC rules. All members of the Audit Committee are independent, as that term is used in Item 407 of Regulation S-K of the federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officer, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Code of Business Conduct

        Our Board has adopted a code of business conduct that applies to all our directors, officers and employees worldwide, including our principal executive officer, principal financial officer, controller, treasurer and all other employees performing a similar function. We maintain a copy of our code of business conduct, including any amendments thereto and any waivers applicable to any of our directors and officers, on our website at www.klx.com.

ITEM 11.    EXECUTIVE COMPENSATION

        Information set forth under the captions "Compensation of Directors and "Compensation Discussion and Analysis" in the Proxy Statement or Annual Report on Form 10-K/A is incorporated by reference herein.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement or Annual Report on Form 10-K/A is incorporated by reference herein.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information set forth under the captions "Certain Relationships and Related Party Transactions" in the Proxy Statement or Annual Report on Form 10-K/A is incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information set forth under the caption "Principal Accountant Fees and Services" in the Proxy Statement or Annual Report on Form 10K/A is incorporated by reference herein.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Financial Statements

        The information required by this item is contained under the section "Index to Combined Financial Statements" beginning on page F-1 of this Form 10-K.

(b)
Exhibits

        We are filing the following documents as exhibits to this Form 10-K:

Exhibit No.	Description
2.1	Separation and Distribution Agreement, dated as of December 15, 2014, between B/E Aerospace, Inc. and KLX Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2014).
3.1	Amended and Restated Certificate of Incorporation of KLX Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2014).
3.2	Amended and Restated By-Laws of KLX Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2014).
4.1
Indenture (including form of notes), dated December 8, 2014, between KLX Inc., as the issuer, and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 12, 2014).
10.1
Tax Sharing and Indemnification Agreement, dated as of December 15, 2014, between B/E Aerospace, Inc. and KLX Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2014).
10.2
Employee Matters Agreement, dated as of December 15, 2014, between B/E Aerospace, Inc. and KLX Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2014).
10.3
Transition Services Agreement, dated December 16, 2014, between B/E Aerospace, Inc. and KLX Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2014).
10.4
IT Services Agreement, dated as of December 16, 2014, by and between B/E Aerospace, Inc. and KLX Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2014).
10.5
Stock and Asset Purchase Agreement, dated June 9, 2008, between B/E Aerospace, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to B/E Aerospace, Inc.'s Current Report on Form 8-K dated June 9, 2008, filed with the SEC on June 11, 2008 (File No. 000-18348)).
10.6
Supply Agreement, dated as of July 28, 2008, between B/E Aerospace, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 10.5 to the Company's Amendment No. 2 to Form 10 filed with the SEC on November 13, 2014).†
10.7
License Agreement, dated as of July 28, 2008, between B/E Aerospace, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 10.6 to the Company's Amendment No. 2 to Form 10 filed with the SEC on November 13, 2014).†

Exhibit No.	Description
10.8	Stockholders Agreement, dated as of July 28, 2008, among B/E Aerospace, Inc. and Honeywell International Inc., Honeywell UK Limited, Honeywell Holding France SAS and Honeywell Deutschland GmbH (incorporated by reference to Exhibit 10.3 to B/E Aerospace, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008 (File No. 000-18348)).
10.9
Employment Agreement between KLX Inc. and Amin J. Khoury, dated as of September 15, 2014 (incorporated by reference to Exhibit 10.8 to the Company's Amendment No. 1 to Form 10 filed with the SEC on October 10, 2014).*
10.10
Employment Agreement between KLX Inc. and Thomas P. McCaffrey, dated as of September 15, 2014 (incorporated by reference to Exhibit 10.9 to the Company's Amendment No. 1 to Form 10 filed with the SEC on October 10, 2014).*
10.11
Employment Agreement between KLX Inc. and Michael F. Senft, dated as of September 30, 2014 (incorporated by reference to Exhibit 10.10 to the Company's Amendment No. 1 to Form 10 filed with the SEC on October 10, 2014).*
10.12
Employment Agreement between KLX Inc. and Roger M. Franks, dated as of October 7, 2014 (incorporated by reference to Exhibit 10.11 to the Company's Amendment No. 2 to Form 10 filed with the SEC on November 13, 2014).*
10.13	KLX Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-200923) filed with the SEC on December 12, 2014).*
10.14	KLX Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (File No. 333-200923) filed with the SEC on December 12, 2014).*
10.15
KLX Inc. Non-Employee Directors Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (File No. 333-200923) filed with the SEC on December 12, 2014).*
10.16	KLX Inc. 2014 Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-200919) filed with the SEC on December 12, 2014).*
10.17
Credit Agreement, dated as of December 16, 2014, by and between KLX Inc., the several Lenders, JPMorgan Chase Bank, N.A. (as Administrative Agent), Citigroup Global Markets Inc. and Goldman Sachs Bank USA (as Syndication Agents) and Suntrust Bank, TD Bank, N.A., Royal Bank of Canada, Barclays Bank PLC, Deutsche Bank Securities Inc., MUFG Union Bank, N.A., PNC Bank, National Association and Santander Bank, N.A (as Documentation Agents) (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 19, 2014).
10.18	Form of Restricted Stock Award Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 2, 2015).*
10.19	Form of Restricted Stock Unit Award Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 2, 2015).*
10.20	Form of Stock Option Award Agreement (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 2, 2015).*
21.1	List of subsidiaries of KLX Inc.

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*
Management contract or compensatory plan.

†
Portions of the exhibit were omitted and filed separately pursuant to a request for confidential treatment.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLX INC.
By:	/s/ AMIN J. KHOURY Amin J. Khoury Chairman and Chief Executive Officer

Date: March 6, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ AMIN J. KHOURY Amin J. Khoury	Chairman and Chief Executive Officer (Principle Executive Officer)	March 6, 2015
/s/ MICHAEL F. SENFT Michael F. Senft	Vice President—Chief Financial Officer and Treasurer (Principal Financial Officer)	March 6, 2015
/s/ HEATHER M. FLOYD Heather M. Floyd	Vice President—Finance and Corporate Controller (Principal Accounting Officer)	March 6, 2015
/s/ JOHN T. COLLINS John T. Collins	Director	March 6, 2015
/s/ PETER V. DEL PRESTO Peter V. Del Presto	Director	March 6, 2015
/s/ RICHARD G. HAMERMESH Richard G. Hamermesh	Director	March 6, 2015
/s/ BENJAMIN A. HARDESTY Benjamin A. Hardesty	Director	March 6, 2015

/s/ STEPHEN M. WARD, JR. Stephen M. Ward, Jr.	Director	March 6, 2015
/s/ THEODORE L. WEISE Theodore L. Weise	Director	March 6, 2015
/s/ JOHN T. WHATES John T. Whates	Director	March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
KLX Inc.
Wellington, Florida

We have audited the accompanying consolidated and combined balance sheets of KLX Inc. and subsidiaries (previously the Aerospace Solutions Group and Energy Services Group of B/E Aerospace, Inc.) (the "Company") as of December 31, 2014 and 2013, and the related consolidated and combined statements of earnings and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated and combined financial position of the Company as of December 31, 2014, and the consolidated and combined results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated and combined financial statements, prior to the separation of the Company from B/E Aerospace, Inc. ("B/E"), the Company was comprised of the assets and liabilities used in managing and operating the Aerospace Solutions Group and Energy Services Group of B/E Aerospace, Inc. For periods prior to the separation of the Company from B/E, the consolidated and combined financial statements also include allocations from B/E. These allocations may not be reflective of the actual level of assets, liabilities, or costs which would have been incurred had the Company operated as a separate entity apart from B/E. Included in Note 5 to the consolidated and combined financial statements is a summary of transactions with related parties.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Boca Raton, Florida
March 6, 2015

KLX INC.

CONSOLIDATED AND COMBINED BALANCE SHEETS AS OF DECEMBER 31, 2014 AND 2013

(In millions)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$470.8	$78.6
Accounts receivable, net	308.0	200.9
Inventories	1,289.2	1,226.7
Deferred income taxes	37.5	22.8
Other current assets	50.6	25.1

Total current assets	2,156.1	1,554.1

Property and equipment, net	332.2	92.3
Goodwill	1,328.7	1,069.8
Identifiable intangible assets, net	442.3	345.0
Other assets	44.3	2.8

	$4,303.6	$3,064.0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$149.9	$107.2
Deferred acquisition payments	92.2	—
Accrued liabilities	88.1	80.8

Total current liabilities	330.2	188.0

Long-term debt	1,200.0	—
Deferred income taxes	123.5	66.1
Other non-current liabilities	29.6	11.2
Commitments, contingencies and off-balance sheet arrangements (Note 9)
Stockholders' equity:
Common stock, $0.01 par value, 250.0 shares authorized; 52.5 shares issued as of December 31, 2014, and 0 shares issued as of December 31, 2013	0.5
Additional paid-in capital	2,644.1	—
Retained earnings	4.2	—
Former Parent company investment	—	2,750.5
Accumulated other comprehensive (loss) income	(28.5)	48.2

Total stockholders' equity	2,620.3	2,798.7

	$4,303.6	$3,064.0

See accompanying notes to consolidated and combined financial statements.

KLX INC.

CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS AND
COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions)

	Years Ended December 31,
	2014	2013	2012
Product revenues	$1,310.2	$1,268.1	$1,180.7
Service revenues	385.5	23.5	—

Total revenues	1,695.7	1,291.6	1,180.7
Cost of sales—products	921.7	855.0	803.5
Cost of sales—services	273.2	17.8	—

Total cost of sales	1,194.9	872.8	803.5
Selling, general and administrative	254.0	180.3	159.3

Operating earnings	246.8	238.5	217.9
Interest expense (income)	3.0	(1.0)	0.2

Earnings before income taxes	243.8	239.5	217.7
Income taxes	155.7	89.1	80.8

Net earnings	$88.1	$150.4	$136.9

Other comprehensive income:
Foreign currency translation adjustment	(76.7)	18.7	25.4

Comprehensive income	$11.4	$169.1	$162.3

Net earnings per share—basic	$1.69	$2.88	$2.62

Net earnings per share—diluted	$1.68	$2.88	$2.62

Weighted average common shares—basic	52.2	52.2	52.2

Weighted average common shares—diluted	52.3	52.3	52.3

See accompanying notes to consolidated and combined financial statements.

KLX INC.

CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions)

	Common Stock			Former Parent Company Investment		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings		Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2011	—	$—	$—	$1,839.6	$—	$4.1	$1,843.7
Net transfers to Former Parent	—	—	—	629.5	—	—	629.5
Net earnings	—	—	—	136.9	—	—	136.9
Net foreign currency translation adjustments	—	—	—	—	—	25.4	25.4

Balance, December 31, 2012	—	—	—	2,606.0	—	29.5	2,635.5
Net transfers from Former Parent	—	—	—	(5.9)	—	—	(5.9)
Net earnings	—	—	—	150.4	—	—	150.4
Net foreign currency translation adjustments	—	—	—	—	—	18.7	18.7

Balance, December 31, 2013	—	—	—	2,750.5	—	48.2	2,798.7
Net transfers from Former Parent	—	—	—	(189.8)	—	—	(189.8)
Net earnings before spin-off	—	—	—	83.9	—	—	83.9
Net earnings after spin-off	—	—	—	—	4.2	—	4.2
Consummation of spin-off transaction on December 16, 2014	52.5	0.5	2,644.1	(2,644.6)	—	—	—
Net foreign currency translation adjustments	—	—	—	—	—	(76.7)	(76.7)

Balance, December 31, 2014	52.5	$0.5	$2,644.1	$—	$4.2	$(28.5)	$2,620.3

See accompanying notes to consolidated and combined financial statements.

KLX INC.

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions)

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$88.1	$150.4	$136.9
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	68.0	27.8	22.8
Deferred income taxes	42.8	32.0	19.5
Non-cash compensation	3.7	3.7	3.3
Excess tax benefits	(0.6)	(1.2)	(0.6)
Provision for doubtful accounts	12.4	1.4	3.2
Loss on disposal of property and equipment	6.6	0.5	0.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(83.6)	(4.7)	(11.9)
Inventories	(67.2)	(18.9)	(87.9)
Other current and non-current assets	(21.9)	(6.7)	(8.1)
Accounts payable and accrued liabilities	36.7	(12.8)	(1.8)
Other non-current liabilities	22.5	14.1	(10.1)

Net cash flows provided by operating activities	107.5	185.6	66.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(136.8)	(29.4)	(16.6)
Acquisitions, net of cash acquired	(513.8)	(117.5)	(649.7)
Other	—	—	2.3

Net cash flows used in investing activities	(650.6)	(146.9)	(664.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	1,200.0	—	—
Debt origination costs	(27.9)	—	—
Excess tax benefits	0.6	1.2	0.6
Net transfers (to) from B/E Aerospace	(233.3)	(0.5)	597.1

Net cash flows provided by financing activities	939.4	0.7	597.7

Effect of foreign exchange rate changes on cash and cash equivalents	(4.1)	2.9	0.9

Net increase in cash and cash equivalents	392.2	42.3	0.7
Cash and cash equivalents, beginning of year	78.6	36.3	35.6

Cash and cash equivalents, end of year	$470.8	$78.6	$36.3

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes	$21.1	$12.2	$9.6
Supplemental schedule of non-cash activities:
Contingent consideration	$92.2	$—	$—

See accompanying notes to consolidated and combined financial statements.

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

        On December 17, 2014, B/E Aerospace, Inc. ("Former Parent") created an independent public company through a spin-off of its Aerospace Solutions Group ("ASG") and Energy Services Group ("ESG") businesses to Former Parent's stockholders ("Spin-Off"). To effect the Spin-Off, B/E Aerospace distributed 52.5 million shares of KLX Inc. ("KLX" or the "Company") common stock to Former Parent's stockholders on December 17, 2014. Holders of Former Parent's common stock received one share of KLX common stock for every two shares of Former Parent common stock held on December 5, 2014. Former Parent structured the distribution to be tax free to its U.S. stockholders for U.S. federal income tax purposes. As a result of the Spin-Off, KLX now operates as an independent, publicly traded company. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the years ended December 31, 2013 and December 31, 2012 for the number of KLX shares outstanding immediately following the transaction.

        We believe, based on our experience in the industry, that we are the world's leading distributor and value-added service provider of aerospace fasteners and other consumables, offering one of the broadest ranges of aerospace hardware and consumables and inventory management services, selling to essentially every major airline in the world as well as leading maintenance, repair and overhaul ("MRO") providers, the leading airframe manufacturers and their first and second tier suppliers. The Company also provides technical services and associated rental equipment to land-based oil and gas exploration and drilling companies often in remote locations.

  Basis of Presentation

        The Company's consolidated and combined financial statements include KLX and its wholly owned subsidiaries. Prior to the Spin-Off on December 17, 2014, KLX's financial statements were derived from B/E Aerospace's consolidated and combined financial statements and accounting records as if it was operated on a stand-alone basis and were prepared in accordance with accounting principles generally accepted in the United States (GAAP). All intercompany transactions and account balances within the Company have been eliminated.

        The consolidated and combined statements of earnings and comprehensive income reflect allocations of general corporate expenses from B/E Aerospace, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Management of the Company considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided, to the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Use of Estimates—The preparation of the consolidated and combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

        Revenue Recognition—Sales of products and services are recorded when the earnings process is complete. This generally occurs when the products are shipped to the customer in accordance with the contract or purchase order, risk of loss and title has passed to the customer, collectability is reasonably assured and pricing is fixed and determinable. In instances where title does not pass to the customer upon shipment, the Company recognizes revenue upon delivery or customer acceptance, depending on the terms of the sales contract.

        In connection with the sales of its products, the Company also provides certain supply chain management services to certain of its customers. These services include the timely replenishment of products at the customer site, while also minimizing the customer's on-hand inventory. These services are provided by the Company contemporaneously with the delivery of the product, and as such, once the product is delivered, the Company does not have a post-delivery obligation to provide services to the customer. The price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point, the Company has satisfied its obligations to the customer. The Company does not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement.

        Service revenues from oilfield technical services and related rental equipment are recorded when services are performed and/or equipment is rented pursuant to a completed purchase order or master services agreement ("MSA") that sets forth firm pricing and payment terms.

        Income Taxes—The Company provides deferred income taxes for temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. The Company records uncertain tax positions within income tax expense and classifies interest and penalties related to income taxes as income tax expense.

        Cash Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

        Accounts Receivable, Net—The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at December 31, 2014 and 2013 was $8.1 and $6.0, respectively.

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Inventories—Inventories, made up of finished goods, primarily consist of aerospace fasteners and consumables. The Company values inventories at the lower of cost or market, using first-in, first-out or weighted average cost method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with its customers and the age of the inventory among other factors. Demand for the Company's products can fluctuate from period to period depending on customer activity. Inventory reserves were approximately $33.0 and $30.3 as of December 31, 2014 and December 31, 2013, respectively.

        Substantially all of our inventory is comprised of aerospace grade fasteners which support OEM production and the aftermarket over the life of the airframe. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The provision for inventory with limited shelf life is relatively insignificant and has not exceeded $0.5 during the past three years.

        Property and Equipment, Net—Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives of one to fifty years (or the lesser of the term of the lease for leasehold improvements, as appropriate).

        Goodwill and Intangible Assets, Net—Under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. Patents and other intangible assets are amortized using the straight-line method over periods ranging from four to thirty years.

        As of December 31, 2014, the Company had two reporting units, which were determined based on the guidelines contained in FASB ASC Topic 350, Subtopic 20, Section 35. Each reporting unit constitutes a business, for which there is discrete financial information available that is regularly reviewed by the management of the Company.

        On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value of the reporting units. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of the reporting units for goodwill impairment testing is determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.

        The indefinite-lived intangible asset is tested at least annually for impairment. Impairment for the intangible asset with an indefinite life exists if the carrying value of the intangible asset exceeds its fair value. The fair value of the indefinite-lived intangible asset is determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. For the years ended December 31, 2014, 2013 and 2012, the Company's annual impairment testing yielded no impairments of goodwill or the indefinite-lived intangible asset.

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Long-Lived Assets—The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset's carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. There were no impairments of long-lived assets in 2014, 2013 and 2012.

        Common Stock equivalents—The Company has potential common stock equivalents related to its outstanding restricted stock awards, restricted stock units and employee stock purchase plan. These potential common stock equivalents are not included in diluted loss per share for any period presented in which there is a net loss because the effect would have been anti-dilutive.

        Accounting for Stock-Based Compensation—The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, Compensation—Stock Compensation ("ASC 718"), whereby share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

        Compensation cost recognized during the three years ended December 31, 2014 related to grants of restricted stock and restricted stock units granted by our Former Parent. No compensation cost related to stock options was recognized during those periods as no options were granted during the three year period ended December 31, 2014 and all options were vested. All unvested shares of restricted stock were converted into unvested shares of KLX on the distribution date at a ratio equal to 1.8139.

        The Company has established a qualified Employee Stock Purchase Plan similar to the Company's Former Parent's plan. The KLX Plan allows qualified employees (as defined in the plan) to participate in the purchase of designated shares of KLX's common stock at a price equal to 85% of the closing price for each semi-annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of KLX's shares on the date of purchase and the purchase price of the shares. The value of the rights under the Former Parent's plan granted during the years ended December 31, 2014, 2013 and 2012 was $0.2, $0.2 and $0.2, respectively.

        Foreign Currency Translation—The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of Former Parent company equity and accumulated other comprehensive income (loss). The Company's European subsidiaries primarily utilize the British pound or the Euro as their local functional currency.

        Concentration of Risk—The Company's products and services are primarily concentrated within the aerospace industry with customers consisting primarily of commercial airlines, a wide variety of business jet customers and commercial aircraft manufacturers. The Company's management performs ongoing

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Credit losses have historically been within management's expectations and the provisions established.

        Significant customers change from year to year, in the case of ASG, depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers, and in the case of ESG, depending on the level of E&P activity and the use of our services. During the year ended December 31, 2014, no single customer accounted for more than 10% of the Company's consolidated revenues. During the years ended December 31, 2013 and 2012, one customer accounted for 10% and 12%, respectively, of the Company's combined revenues. During the year ended December 31, 2013, a second customer accounted for 10% of the Company's combined revenues. During the year ended December 31, 2012, a third customer accounted for 10% of the Company's combined revenues. No other individual customers accounted for more than 10% of the Company's combined revenues during the years ended December 31, 2013 and 2012.

Recent Accounting Pronouncements

        In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern, which updated the guidance in ASC Topic 205-40, Presentation of Financial Statements—Going Concern. The update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. Earlier adoption is permitted. The amendments provide guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-12 is not expected to have a material impact on the Company's combined financial statements.

        In June 2014, FASB issued ASU 2014-12, Compensation—Stock Compensation, which updated the guidance in ASC Topic 718, Compensation—Stock Compensation. The update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. As indicated in the definition of vest, the stated vesting period (which includes the

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period in which the performance target could be achieved) may differ from the requisite service period. The adoption of ASU 2014-12 is not expected to have a material impact on the Company's combined financial statements.

        In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The Company is currently evaluating the impact this guidance will have on its combined financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

        In April 2014, FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment, which updated the guidance in ASC Topic 360, Property, Plant and Equipment. The updated guidance is effective prospectively for years beginning on or after December 15, 2014, with early application permitted. The amendments in this update change the requirements for reporting discontinued operations in Subtopic 205-20. Under this updated guidance, a discontinued operation will include a disposal of a major part of an entity's operations and financial results such as a separate major line of business or a separate major geographical area of operations. The guidance raises the threshold to be a major operation but no longer precludes discontinued operations presentation where there is significant continuing involvement or cash flows with a disposed component of an entity. The guidance expands disclosures to include cash flows where there is significant continuing involvement with a discontinued operation and the pre-tax profit or loss of disposal transactions not reported as discontinued operations. The adoption of ASU 2014-08 is not expected to have a material impact on the Company's combined financial statements.

2. BUSINESS COMBINATIONS

        During 2012, the Company completed two acquisitions for a net aggregate purchase price of approximately $649.7 (the "2012 Acquisitions"). The excess of the purchase price over the fair value of the identifiable assets acquired approximated $577.2 of which $114.3 was allocated to identified intangible assets, consisting of customer contracts and relationships, trade names and covenants not to compete, and $462.9 is included in goodwill. The useful life assigned to the customer contracts and relationships is 15 years. The trade names were determined to have an indefinite useful life, and the covenants not to compete are being amortized over their contractual periods, ranging from 4 to 5 years.

        On January 30, 2012, the Company acquired 100% of the outstanding stock of UFC Aerospace Corp. ("UFC"), a provider of complex supply chain management and inventory logistics solutions, for a

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

2. BUSINESS COMBINATIONS (Continued)

net purchase price of approximately $404.7. The excess of the purchase price over the fair value of the identifiable assets acquired approximated $347.3 of which $55.1 was allocated to identified intangible assets and $292.2 is included in goodwill.

        On July 26, 2012, the Company acquired 100% of the outstanding shares of Interturbine Projekt Management GmbH ("Interturbine"), a provider of material management logistical services to global airlines and MRO providers, for a net purchase price of approximately $245.0. Interturbine's product range includes chemicals, lubricants, hydraulic fluids, adhesives, coatings and composites. Interturbine also supplies fasteners, cables and wires, electronic components, electrical and electromechanical materials, tools, hot bonding equipment and ground equipment to its primary customer base of airlines and MRO providers globally. The excess of the purchase price over the fair value of the identifiable assets acquired approximated $229.9, of which $59.2 was allocated to identified intangible assets and $170.7 is included in goodwill.

        During 2013, the Company acquired the assets of Blue Dot Energy Services, LLC ("Blue Dot") and Bulldog Frac Rentals, LLC ("Bulldog") (the "2013 Acquisitions"), providers of parts distribution, rental equipment and on-site services to the oil and gas industry, for a net purchase price of $114.0. The excess of the purchase price over the fair value of the identifiable assets acquired approximated $70.6, of which $33.2 was allocated to identified intangible assets, consisting of customer contracts and relationships and covenants not to compete, and $37.4 is included in goodwill. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of five years.

        In April 2014, the Company acquired the assets of the Vision Oil Tools, LLC group of companies ("Vision"), a provider of technical services and associated rental equipment to the energy sector. Vision established a new geographical base of operations for the Company in the North Dakota (Williston/Bakken) and Rocky Mountain regions. The purchase price was initially $140.0 with an additional $35.0 to be paid in 2015 based on the achievement of 2014 financial results. The Company has not yet completed its evaluation and allocation of the purchase price for Vision, although a customary post-closing adjustment to working capital resulted in a $0.7 increase to the purchase price. During June 2014, the Company also acquired the assets of the Cornell Solutions group of companies ("Cornell"), which provides technical services and rental equipment to the energy sector in the Eagle Ford Shale and Permian Basin. The purchase price was $70.7 with an additional $57.2 to be paid in 2015 based on the achievement of 2014 financial results. The Company has not yet completed its evaluation and allocation of the purchase price for Cornell, although a customary post-closing adjustment to working capital resulted in a $1.5 increase to the purchase price. In April 2014, the Company acquired the assets of the Marcellus Gasfield Services group of companies ("MGS") engaged in manufacturing and rental of equipment in the Marcellus/Utica Shales for approximately $45.0. In January 2014, the Company acquired the assets of the LT Energy Services group of companies ("LT"), an Eagle Ford Shale provider of rental equipment, for a net purchase price of approximately $102.5. In February 2014, the Company acquired the assets of Wildcat Wireline LLC ("Wildcat"), a provider of wireline services primarily in the Eagle Ford Shale and also in the Marcellus/Utica Shales, for a net purchase price of approximately $153.4. These acquisitions are referred to collectively as the "2014 Acquisitions."

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

2. BUSINESS COMBINATIONS (Continued)

        For the 2014 Acquisitions, based on our preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $432.5, of which $131.2 was allocated to identified intangible assets, consisting of customer contracts and relationships and covenants not to compete, and $301.3 is included in goodwill. The useful life assigned to the customer contracts and relationships is between 11-20 years, and the covenants not to compete are being amortized over their contractual periods of five years.

        The 2014, 2013 and 2012 Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations ("ASC 805"). The assets purchased and liabilities assumed for the 2014, 2013 and 2012 Acquisitions have been reflected in the accompanying consolidated balance sheets as of December 31, 2014 and the results of operations for the 2014, 2013 and 2012 Acquisitions are included in the accompanying consolidated and combined statements of earnings from the respective dates of acquisition.

        The Company completed its evaluation and allocation of the purchase price for the Blue Dot, Bulldog, LT and Wildcat acquisitions. The Company has not yet finalized its allocation of the purchase price for the remaining 2014 Acquisitions as the valuation of certain assets, principally intangible assets, is not yet complete.

        The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the 2014, 2013 and 2012 Acquisitions in accordance with ASC 805, which are currently recorded based on management's estimates as follows:

	Wildcat	Vision	Cornell	Other 2014 acquisitions	2014	2013	2012
Accounts receivable-trade	$0.4	$10.8	$10.5	$15.1	$36.8	$14.8	$44.1
Inventories	1.3	—	—	0.4	1.7	3.9	95.6
Other current and non-current assets	—	2.4	—	0.1	2.5	0.2	16.7
Property and equipment	30.3	44.1	28.5	40.3	143.2	35.5	4.4
Goodwill	83.7	89.9	66.6	61.1	301.3	37.4	462.9
Identified intangibles	37.7	30.0	24.5	39.0	131.2	33.2	114.3
Accounts payable	—	(1.5)	(0.7)	(4.3)	(6.5)	(10.0)	(20.4)
Other current and non-current liabilities	—	(35.0)	(57.2)	(4.2)	(96.4)	(1.0)	(67.9)

Total consideration paid	$153.4	$140.7	$72.2	$147.5	$513.8	$114.0	$649.7

        The majority of the goodwill and other intangible assets related to the UFC and the 2014 and 2013 Acquisitions is expected to be deductible for tax purposes. None of the goodwill and other intangible assets related to the Interturbine acquisition is expected to be deductible for tax purposes.

        The amount of 2013 Acquisitions and 2014 Acquisitions revenues and net earnings included in the Company's results for the years ended December 31, 2014 and 2013 were $385.5 and $34.9, and $23.5 and $(1.1), respectively.

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

2. BUSINESS COMBINATIONS (Continued)

        On a pro forma basis to give effect to the 2013 and 2014 Acquisitions as if they occurred on January 1, 2013, revenues and net earnings for the years ended December 31, 2014 and 2013 would have been as follows:

	UNAUDITED YEAR ENDED DECEMBER 31,
	2014 Pro forma	2013 Pro forma
Revenues	$1,763.2	$1,587.3
Net earnings(1)	100.5	178.8
Earnings per diluted share(1)	1.92	3.42

(1)
2014 includes $56.9 of non-recurring costs and $67.3 of exit taxes related to a major international tax planning initiative and 2013 includes $24.2 of non-recurring costs.

3. PROPERTY AND EQUIPMENT, NET

        Property and equipment consist of the following:

	Useful Life (Years)	December 31, 2014	December 31, 2013
Buildings and improvements	2 - 50	$30.1	$12.7
Machinery	1 - 20	190.0	47.9
Computer equipment and software	1 - 15	67.2	51.5
Furniture and equipment	1 - 13	108.0	8.7

		395.3	120.8
Less accumulated depreciation		(63.1)	(28.5)

		$332.2	$92.3

        Depreciation expense was $37.4, $7.9 and $5.2 for the years ended December 31, 2014, 2013 and 2012, respectively.

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

4. GOODWILL AND INTANGIBLE ASSETS, NET

        The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		December 31, 2014			December 31, 2013
	Useful Life (Years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships	8 - 30	$510.9	$100.5	$410.4	$394.0	$75.5	$318.5
Covenants not to compete	4 - 5	18.9	6.0	12.9	6.8	1.7	5.1
Trade names	Indefinite	19.0	—	19.0	21.4	—	21.4

		$548.8	$106.5	$442.3	$422.2	$77.2	$345.0

        Amortization expense of intangible assets was $30.5, 19.9 and $17.6 for the years ended December 31, 2014, 2013 and 2012, respectively. Taking into consideration the acquisitions described in Note 2, "Business Combinations", amortization expense is expected to be approximately $35.0 in each of the next five years.

        In accordance with ASC 350, goodwill is not amortized but is subject to an annual impairment test. As of December 31, 2014, 2013 and 2012, the Company completed step one of the impairment test and fair value analysis for goodwill, and no impairment loss was recorded during the years ended December 31, 2014, 2013 or 2012. The accumulated goodwill impairment loss (incurred in 2008) was $290.7 as of December 31, 2014.

        The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows:

Balance as of December 31, 2012	$1,005.8
Acquisitions	42.1
Effect of foreign currency translation	21.9

Balance as of December 31, 2013	1,069.8
Acquisitions	296.6
Effect of foreign currency translation	(37.7)

Balance as of December 31, 2014	$1,328.7

        The fair value of the ESG reporting unit exceeds the carrying value by approximately 28% as of December 31, 2014, and approximately $342.4 million of goodwill has been allocated to the ESG reporting unit. The recent precipitous drop in oil and gas commodity prices during the second half of 2014 is likely to have a negative impact on ESG's business in 2015. Cutbacks to the capital expenditure budgets of ESG's oil and gas customers has led to a rapid reduction in the active drilling rig count in the onshore North American market. This reduction in current and planned drilling activity has resulted in both cost and capacity utilization pressures on companies within the oilfield service industry. Our ESG business has begun to experience some of these pressures, particularly in the form of price reduction requests from our customers. In response to these evolving industry conditions, our approach

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

4. GOODWILL AND INTANGIBLE ASSETS, NET (Continued)

is to first ensure that we manage our ESG business prudently by closely monitoring costs while positioning our resources in those activities and regions which we believe will maximize our revenue opportunities. Secondly, our strategy is to maintain sufficient liquidity to take advantage of opportunities that will present themselves. We will also focus on operational excellence and continuous improvement initiatives. Finally, we will work hard to uncover high return acquisition opportunities over the next 18-24 months. However, there can be no assurance such measures will prevent our ESG business from suffering an operating loss from reduction in the volume and/or pricing of its services. ESG's cash flow projections are a significant input into the December 31, 2014 fair value. If the ESG business is unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the ESG reporting unit.

5. OTHER ASSETS

        Other assets consist of the following:

	December 31,
	2014	2013
Deferred financing costs	$28.5	$—
Other assets	15.8	2.8

	$44.3	$80.8

6. RELATED PARTY TRANSACTIONS

        The consolidated and combined statements of earnings and comprehensive income include an allocation of general corporate expenses from Former Parent. These costs are allocated to the Company on a systematic and reasonable basis utilizing a direct usage basis when identifiable, with the remainder allocated on the basis of costs incurred, headcount or other measures.

        Allocations for general corporate expenses, including management costs and corporate support services provided to the Company, totaled $31.7, $33.6 and $36.2 for 2014, 2013 and 2012, respectively. These amounts include costs for functions including executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

        In connection with the Spin-off, we have created some of the functions that were previously provided to us through corporate allocations from B/E Aerospace in-house. In addition, we have entered into certain agreements with B/E Aerospace relating to transition services and IT services for a transitional period of approximately 24 months following the distribution. In addition, we entered into an employee matters agreement and a tax sharing and indemnification agreement with B/E Aerospace in connection with the Spin-off. This transitional support will enable KLX Inc. to establish its stand-alone processes for various activities that were previously provided by B/E Aerospace and does not constitute significant continuing support of KLX Inc.'s operations. We do not expect those agreements to have a material effect on our financial statements.

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

6. RELATED PARTY TRANSACTIONS (Continued)

        Sales and cost of sales to affiliates for the years ended December 31, 2014, 2013 and 2012 were $16.2 and $13.6, $14.4 and $7.3, and $10.5 and $6.9, respectively.

7. ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	December 31,
	2014	2013
Accrued salaries, vacation and related benefits	$13.2	$16.8
Income tax payable	19.7	24.5
Accrued VAT	5.6	11.3
Accrued acquisition reserves	2.7	7.1
Accrued interest	3.1	—
Other accrued liabilities	43.8	21.1

	$88.1	$80.8

8. LONG-TERM DEBT

        In December 2014, in connection with the Spin-off, the Company issued $1,200.0 aggregate principal amount of 5.875% senior unsecured notes due 2022 (the "5.875% Notes"), in an offering pursuant to the Securities Act of 1933, as amended. The net proceeds from the issuance of the 5.875% Notes were approximately $1,172.1, of which $750.0 was distributed to Former Parent, leaving KLX with net proceeds of approximately $422.1. The 5.875% Notes are senior unsecured debt obligations of the Company. We also entered into a $500 secured revolving credit facility (the "Revolving Credit Facility"), secured by substantially all of our assets and guaranteed by our subsidiaries, which bears interest at an annual rate equal to the London interbank offered rate ("LIBOR") plus the applicable margin (as defined), and expires in December 2019. No amounts were outstanding under the Revolving Credit Facility as of December 31, 2014. As of December 31, 2014, long-term debt consisted of $1,200.0 of our 5.875% Notes. There was no long-term debt outstanding at December 31, 2013.

        Letters of credit outstanding under the Revolving Credit Facility aggregated $0.4 at December 31, 2014.

        The Revolving Credit Facility contains an interest coverage ratio financial covenant (as defined therein) that must be maintained at a level greater than 3.0 to 1 and a total leverage ratio covenant (as defined therein) which limits net debt to a 4.5 to 1 multiple of EBITDA (as defined therein). The Revolving Credit Facility is collateralized by substantially all of the Company's assets and contains customary affirmative covenants, negative covenants and conditions precedent for borrowings, all of which were met as of December 31, 2014.

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

8. LONG-TERM DEBT (Continued)

        Maturities of long-term debt are as follows:

Year Ending December 31,
2015	$—
2016	—
2017	—
2018	—
2019	—
Thereafter	1,200.0

Total	$1,200.0

        Interest expense amounted to $3.3, $0.0 and $0.0 for the years ended December 31, 2014, 2013 and 2012, respectively.

9. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS

        Lease Commitments—The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the combined balance sheets. At December 31, 2014, future minimum lease payments under these arrangements approximated $96.3, of which $91.6 is related to long-term real estate leases.

        Rent expense for the years ended December 31, 2014, 2013 and 2012 was $26.4, $20.6 and $13.9, respectively. Future payments under operating leases with terms greater than one year as of December 31, 2014 are as follows:

Year Ending December 31,
2015	$18.9
2016	17.4
2017	13.8
2018	10.8
2019	9.0
Thereafter	26.4

Total	$96.3

        Litigation—The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company's combined financial statements.

        Indemnities, Commitments and Guarantees—During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

9. COMMITMENTS, CONTINGENCIES AND OFF-BALANCE-SHEET ARRANGEMENTS (Continued)

payments in relation to certain transactions. These indemnities include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying combined financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

        The Company has employment agreements with three year initial terms, which renew for one additional year on each anniversary date, with certain key members of management. The Company's employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control and for the Company to reimburse such officers for the amount of any excise taxes associated with such benefits.

        Environmental Matters—In July 2014, one of the Company's German businesses, Interturbine Aviation Logistics GmbH (ITL), which was acquired by B/E Aerospace Systems Holding GmbH (now known as KLX Aerospace Solutions DE Holding GmbH) in July 2012, was informed by German authorities that it had allegedly violated certain provisions of environmental and health and safety regulations related to the import and sale of certain chemical products for the period of 2009 through 2013. The Company is cooperating with German authorities and currently investigating the amounts of chemical products that were imported and allegedly sold in violation of the applicable laws. The ITL executive pre-acquisition continued to operate the business through July 2014, at which time he was removed. These violations could result in an administrative monetary penalty and a disgorgement of profits from the sale of products sold in violation of the applicable laws, which could be material. The Company is not currently able to determine the probability or estimable range of liability, if any, which it may ultimately be found to be responsible for that is not covered by any indemnity claims against the seller of ITL.

10. INCOME TAXES

        Income taxes as presented are calculated on a separate tax return basis. The Company's U.S. operations have historically been included in the Former Parent's U.S. federal and state returns.

        The Company's U.S. operations were structured as a division of the U.S. based Former Parent up until December 16, 2014, after which it became a separate U.S. legal entity.

        With the exception of its foreign entities, the Company did not maintain taxes payable to/from the Former Parent and was deemed to settle the annual current tax balances immediately with the Former

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

10. INCOME TAXES (Continued)

Parent. These settlements are reflected as changes in net parent company investment. Subsequent to December 16, 2014, the Company maintains its own tax payable account.

        The Company determined the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

        Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, the Company looked to the future reversal of existing taxable temporary differences, taxable income in carryback years and the feasibility of tax planning strategies and estimated future taxable income and determined a valuation allowance is not needed. The need for a valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to futures taxable income estimates.

        The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the combined financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

        As of December 31, 2014, the Company has recorded a tax indemnity payable to its Former Parent totaling $6.5, of which $1.9 is classified in other current liabilities and $4.6 is classified in other long-term liabilities.

        The components of earnings before incomes taxes were:

	Year Ended December 31,
	2014	2013	2012
Earnings before income taxes
United States	$210.9	$197.5	$177.5
Foreign	32.9	42.0	40.2

Earnings before income taxes	$243.8	$239.5	$217.7

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

10. INCOME TAXES (Continued)

        Income tax expense consists of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$75.4	$41.1	$44.8
State	8.5	5.8	6.5
Foreign	29.0	10.3	10.1

	112.9	57.2	61.4

Deferred:
Federal	42.8	28.9	18.0
State	3.5	2.4	1.4
Foreign	(3.5)	0.6	—

	42.8	31.9	19.4

Total income tax expense	$155.7	$89.1	$80.8

        The difference between income tax expense and the amount computed by applying the statutory U.S. federal income tax rate (35%) to the pre-tax earnings consists of the following:

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax expense	$85.3	$83.7	$76.2
U.S. state income taxes	6.0	5.9	5.3
Foreign tax rate differential	(3.7)	(4.7)	(3.5)
Non-deductible charges/losses and other	0.8	4.2	2.8
Exit taxes	67.3	—	—

	$155.7	$89.1	$80.8

        Income tax expense for the year ended December 31, 2014 of $155.7 includes $67.3 of exit taxes related to a major international tax planning initiative.

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

10. INCOME TAXES (Continued)

        The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	December 31,
	2014	2013
Deferred tax assets:
Inventory reserves	$12.8	$11.5
Accrued liabilities	11.7	7.6
Net operating loss carryforward	24.8	12.9
Other	20.9	7.1

	$70.2	$39.1

Deferred tax liabilities:
Intangible assets	(74.2)	(44.4)
Depreciation	(57.2)	(25.2)

	(131.4)	(69.6)

Net deferred tax asset (liability) before valuation allowance	(61.2)	(30.5)
Valuation allowance	(24.8)	(12.8)

Net deferred tax liability	$(86.0)	$(43.3)

        A reconciliation of the beginning and ending amounts of gross uncertain tax positions is presented below:

	2014	2013	2012
Unrecognized tax benefit at beginning of year	$1.7	$1.6	$—
Additions for current year tax positions	8.6	—	1.6
Currency fluctuations	(0.2)	0.1	—

Unrecognized tax benefit at end of year	$10.1	$1.7	$1.6

        The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within twelve months of this reporting date. The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company's liability for unrecognized tax benefits for interest and penalties was immaterial as of December 31, 2014, 2013 and 2012.

        The Company is subject to taxation in the United States, various states and foreign jurisdictions. The Company has significant operations in the United States, the United Kingdom, France and Germany. Tax years that remain subject to examinations by major tax jurisdictions vary by legal entity but are generally open outside the U.S. for the tax years ending after 2009.

        The Company has no U.S. net operating loss carryforwards as of December 31, 2014. The Company has $83 of German net operating loss carryforwards as of December 31, 2014 for which a full

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

10. INCOME TAXES (Continued)

valuation allowance has been recognized. The Company's future tax provision will reflect any favorable or unfavorable adjustments to its estimated tax liabilities when resolved. The Company is unable to predict the outcome of these matters. However, the Company believes that none of these matters will have a material effect on the results of operations or financial condition of the Company.

        Undistributed earnings of certain of the Company's foreign subsidiaries amounted to $21.7 at December 31, 2014. Those earnings are considered to be permanently reinvested and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. It is not currently practical to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

        The Company's effective tax rate can fluctuate as operations and the local country tax rates fluctuate due to the number of tax jurisdictions in which the Company operates.

        Under the tax sharing and indemnity agreement between the Company and the Former Parent, the Former Parent generally assumes liability for all federal and state income taxes for all tax periods ending on or prior to December 31, 2014. The Former Parent assumes the liability for all federal and state income taxes of KLX's U.S. operations through the distribution date. KLX assumes all other federal taxes, foreign income tax/non-income taxes and state/local non-income taxes related to its business for all periods and the Former Parent assumes all other federal taxes, foreign income tax/non-income taxes and state/local non-income taxes related to their business for all periods. Additional taxes incurred related to the internal restructuring to separate the businesses to complete the spin-off shall be shared equally between the Former Parent and KLX. Taxes incurred related to certain international tax initiatives for the KLX business shall be assumed by KLX subject to the calculation provisions of the tax sharing and indemnity agreement. In addition, the Former Parent transferred to KLX all the deferred tax assets and liabilities related to the KLX business as of December 16, 2014.

11. EMPLOYEE RETIREMENT PLANS

        The Former Parent sponsored and contributes to a qualified, defined contribution savings and investment plan, covering substantially all U.S. employees, including current KLX employees that transferred to KLX from B/E Aerospace. Balances related to the Company employees' participation in Former Parent's plans were determined by specifically identifying the balances for the Company's participants. The B/E Aerospace, Inc. Savings Plan was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees could contribute up to 100% of their pay, limited to certain statutory maximum contributions for 2014 and 2013. Participants are vested in matching contributions immediately and the matching percentage is 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions. Total expense for the plan was $2.8, $1.6 and $1.6 for the years ended December 31, 2014, 2013 and 2012. The Former Parent also sponsored and contributed to a supplemental executive retirement plan ("SERP"), which was established pursuant to Section 409A of the Internal Revenue Code, for certain B/E Aerospace and Company employees. The SERP is an unfunded plan maintained for the purpose of providing deferred

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

11. EMPLOYEE RETIREMENT PLANS (Continued)

compensation for certain employees. This plan allows certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred. The Former Parent made cash matching contributions and earnings on deferrals at various levels, which varies by position. Compensation expense under this program was $0.1, $0.2 and $0.2 in 2014, 2013 and 2012, respectively. The Company and its subsidiaries participate in government-sponsored programs in certain foreign countries. The Company funds these plans based on legal requirements, tax considerations, local practices and investment opportunities. Upon the Spin-off, the Company adopted employee retirement plans substantially similar to those of the Former Parent.

12. STOCKHOLDERS' EQUITY

        Earnings Per Share—Basic net earnings per common share is computed using the weighted average of common shares outstanding during the year. Diluted net earnings per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effects of the outstanding stock options, restricted stock awards or restricted stock units are anti-dilutive, they are not included in the calculation of diluted earnings per common share. For the years ended December 31, 2014, 2013 and 2012, securities totaling approximately 0.1, 0.1 and 0.1 million shares, respectively, were excluded from the determination of diluted earnings per common share because the effect would have been anti-dilutive.

        The following table sets forth the computation of basic and diluted net earnings per share for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Numerator: net earnings	$88.1	$150.4	$136.9

Denominator:
Denominator for basic earnings per share—Weighted average shares (in millions)	52.2	52.2	52.2
Effect of dilutive securities—Dilutive securities (in millions)	0.1	0.1	0.1

Denominator for diluted earnings per share—Adjusted weighted average shares (in millions)	52.3	52.3	52.3

Basic net earnings per share(1)	$1.69	$2.88	$2.62

Diluted net earnings per share(1)	$1.68	$2.88	$2.62

(1)
On December 16, 2014, the distribution date, B/E Aerospace stockholders of record as of the close of business on December 5, 2014 received one share of KLX common stock for every two shares of B/E Aerospace's common stock held as of the record date. Basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX common shares outstanding immediately following the distribution.

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

12. STOCKHOLDERS' EQUITY (Continued)

        Long-Term Incentive Plan—The Former Parent has a Long-Term Incentive Plan ("LTIP") under which the Former Parent's Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

        During 2014, 2013 and 2012, the Former Parent granted restricted stock under the LTIP to certain members of the Company's management. Restricted stock grants vest over four years and are granted at the discretion of the Compensation Committee of the Former Parent's Board of Directors. Certain awards also vest upon attainment of performance goals. Compensation cost is recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price. Share based compensation of $3.5, $3.5 and $3.1 was recorded during 2014, 2013 and 2012, respectively. Unrecognized compensation cost related to these grants was $8.8 at December 31, 2014.

        The following table summarizes shares of restricted stock that were granted, vested, forfeited and outstanding:

	December 31, 2014			December 31, 2013
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)	Shares (in thousands)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Period (in years)
Outstanding, beginning of period	129	$54.36	2.36	177	$40.27	2.56
Transfers in	15	37.40	—	—	—	—
Shares granted	65	80.74	—	34	81.58	—
Shares vested	(36)	41.01	—	(61)	34.57	—
Shares forfeited	(23)	46.71	—	(21)	37.09	—
Make-whole shares granted upon spin-off	126	—	—	—	37.09	—

Outstanding, end of period	276	$37.21	2.49	129	$54.36	2.36

        No stock options were granted during the three years ended December 31, 2014, and no related stock compensation was recognized as all options were fully vested as of December 31, 2006. No stock options were outstanding at December 31, 2014. Outstanding stock options at December 31, 2013 and 2012 totaled approximately 6,200 and 6,750, all of which were exercisable. During the years ended December 31, 2014, 2013 and 2012, 6,200, 550 and 3,150 stock options were exercised with an aggregate intrinsic value of $0.4, $0.0 and $0.1, respectively, determined as of the date of option exercise.

        KLX adopted an LTIP similar to the Former Parent's upon the Spin-off, and unvested shares in the Former Parent were transferred with the employees to KLX on the same terms and conditions on an exchange ratio of 1.8139 such that the impact was neutral to employees at the date of the Spin-off.

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

13. EMPLOYEE STOCK PURCHASE PLAN

        The Former Parent has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Former Parent's common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The Former Parent issued approximately 19,000, 16,000 and 23,000 shares of common stock to employees of the Company during the years ended December 31, 2014, 2013 and 2012, respectively, pursuant to this plan at a weighted average price per share of $71.40, 61.60 and $39.51, respectively. KLX adopted a similar plan on the date of the Spin-off whereby employees may purchase discounted shares of KLX Inc. common stock.

14. SEGMENT REPORTING

        The Company is organized based on the products and services it offers. As a result of the ESG acquisitions, the Company determined that ESG met the requirements of a reportable segment, and its operations during 2013 were not significant. The Company's AGS reportable segment, which is also its operating segment, is comprised of consumables management and is in a single line of business. The segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group. This group is comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer and the Vice President—Chief Financial Officer and Treasurer.

        The following table presents revenues and other financial information by business segment:

	Year Ended December 31, 2014
	Aerospace Solutions Group	Energy Services Group	Consolidated
Revenues	$1,310.2	$385.5	$1,695.7
Operating earnings(1)	192.0	54.8	246.8
Total assets(2)	3,316.1	987.5	4,303.6
Goodwill	986.3	342.4	1,328.7
Capital expenditures(3)	17.7	119.1	136.8
Depreciation and amortization	28.0	40.0	68.0

	Year Ended December 31, 2013
	Aerospace Solutions Group	Energy Services Group	Consolidated
Revenues	$1,268.1	$23.5	$1,291.6
Operating earnings(1)	240.2	(1.7)	238.5
Total assets(2)	2,937.3	126.7	3,064.0
Goodwill	1,027.7	42.1	1,069.8
Capital expenditures(3)	25.3	4.1	29.4
Depreciation and amortization	25.8	2.0	27.8

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

14. SEGMENT REPORTING (Continued)

	Year Ended December 31, 2012
	Aerospace Solutions Group	Energy Services Group	Consolidated
Revenues	$1,180.7	$—	$1,180.7
Operating earnings(1)	217.9	—	217.9
Total assets(2)	2,845.9	—	2,845.9
Goodwill	1,005.8	—	1,005.8
Capital expenditures(3)	16.6	—	16.6
Depreciation and amortization	22.8	—	22.8

(1)
Operating earnings includes an allocation of corporate IT costs, employee benefits and general and administrative costs. Refer to Note 1 for further information regarding the allocation methodology.

(2)
Corporate assets (including cash and cash equivalents) of $531.4, $0 and $0 at December 31, 2014, 2013 and 2012, respectively, have been allocated to the above segments based on each segment's percentage of total assets.

(3)
Corporate capital expenditures have been allocated to the above segments based on each segment's percentage of total capital expenditures.

Geographic Information

        The Company operates principally in three geographic areas, the United States, Europe (primarily Germany) and emerging markets, such as Asia, the Pacific Rim and the Middle East. There were no significant transfers among geographic areas during these periods.

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

14. SEGMENT REPORTING (Continued)

        The following table presents revenues and operating earnings based on the originating location for the years ended December 31, 2014, 2013 and 2012. Additionally, it presents all identifiable assets related to the operations in each geographic area as of December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Domestic	$1,505.3	$1,116.6	$1,044.4
Foreign	190.4	175.0	136.3

	$1,695.7	$1,291.6	$1,180.7

Operating earnings:
Domestic	$195.5	$170.9	$142.5
Foreign	51.3	67.6	75.4

	$246.8	$238.5	$217.9

	December 31,
	2014	2013
Identifiable assets:
Domestic	$3,769.4	$2,440.0
Foreign	534.2	624.0

	$4,303.6	$3,064.0

        Revenues by geographic area, based on destination, for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014		2013		2012
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
U.S.	$1,111.5	65.5%	$749.1	58.0%	$733.2	62.1%
Europe	374.2	22.1%	350.6	27.1%	294.2	24.9%
Asia, Pacific Rim, Middle East and other	210.0	12.4%	191.9	14.9%	153.3	13.0%

	$1,695.7	100.0%	$1,291.6	100.0%	$1,180.7	100.0%

        Export revenues from the United States to customers in foreign countries amounted to $414.3, $361.4 and $310.2 in the years ended December 31, 2014, 2013 and 2012, respectively.

15. FAIR VALUE INFORMATION

        All financial instruments are carried at amounts that approximate estimated fair value. The fair value is the price at which an asset could be exchanged in a current transaction between

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

15. FAIR VALUE INFORMATION (Continued)

knowledgeable, willing parties. Assets measured at fair value are categorized based upon the lowest level of significant input to the valuations.

  Level 1—quoted prices in active markets for identical assets and liabilities.

  Level 2—quoted prices for identical assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical assets and liabilities.

  Level 3—unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

        The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the Revolving Credit Facility as of December 31, 2014 and 2013. The fair value of the Company's 5.875% Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,206.0 and $0.0 as of December 31, 2014 and December 31, 2013, respectively.

        The fair value information presented herein is based on pertinent information available to management at December 31, 2014 and 2013, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these combined financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

16. SELECTED QUARTERLY DATA (Unaudited)

        Summarized quarterly financial data for the years ended December 31, 2014 and December 31, 2013 are as follows:

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(3)
Revenues	$370.9	$430.9	$453.2	$440.7
Cost of sales	255.8	299.9	316.9	322.3
Net earnings (loss)	44.0	45.4	31.3	(32.6)
Basic net earnings per share(1)	0.84	0.87	0.60	(0.62)
Diluted net earnings per share(1)(2)	0.84	0.87	0.60	(0.62)

(1)
Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

(2)
The Company has potential common stock equivalents related to its outstanding restricted stock awards, restricted stock units and employee stock purchase plan. These potential common stock equivalents were not included in diluted loss per share for the three months ended December 31, 2014 because the effect would have been anti-dilutive. Accordingly, basic and diluted loss per common share and the weighted average number of shares used in the computation are the same

KLX INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

(In millions, except share and per share data)

16. SELECTED QUARTERLY DATA (Unaudited) (Continued)

  for the three months ended December 31, 2014. For each of the other periods presented, the Company had potential common stock equivalents related to its outstanding restricted stock awards, restricted stock units and employee stock purchase plan as of December 31, 2014 that were considered in the Company's diluted earnings per share calculation.

(3)
Net loss in the fourth quarter includes non-recurring costs, including acquisition and integration costs, severance, other Spin-off related costs and exit taxes related to a major international tax planning initiative aggregating approximately $98.0 ($26.2 in the third quarter).

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$329.8	$316.5	$320.9	$324.4
Cost of sales	222.5	211.2	217.1	222.0
Net earnings	41.2	38.3	37.2	33.7
Basic net earnings per share(1)	0.79	0.73	0.71	0.64
Diluted net earnings per share(1)	0.79	0.73	0.71	0.64

(1)
Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In millions)

	Balance At Beginning Of Period	Expenses	Other	Write-Offs/ Disposals	Balance At End Of Period
Deducted From Assets:
Allowance for doubtful accounts:
Year ended December 31, 2014	$6.0	$12.4	$0.2	$10.5	$8.1
Year ended December 31, 2013	7.5	1.4	0.3	3.2	6.0
Year ended December 31, 2012	3.8	3.2	2.5	2.0	7.5
Reserve for obsolete inventories:
Year ended December 31, 2014	$30.3	$4.6	$—	$1.9	$33.0
Year ended December 31, 2013	30.6	2.9	—	3.2	30.3
Year ended December 31, 2012	24.2	6.7	—	0.3	30.6
Deferred tax asset valuation allowance:
Year ended December 31, 2014	$12.8	$—	$12.0	$—	$24.8
Year ended December 31, 2013	11.4	—	1.4	—	12.8
Year ended December 31, 2012	9.5	—	1.9	—	11.4