Form 10-Q
period 2015-04-30
KLX Inc.
filed 2015-05-28
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended April 30, 2015

Commission File No. 0-18348

KLX INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-1639172
(State of Incorporation)	(I.R.S. Employer Identification No.)

1300 Corporate Center Way

Wellington, Florida 33414

(Address of principal executive offices)

(561) 383-5100

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer (do not check if a smaller reporting company) [X] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The registrant has one class of common stock, $0.01 par value, of which 52,747,915 shares were outstanding as of May 25, 2015.

KLX INC.

Form 10-Q for the Quarter Ended April 30, 2015

		Page
Part I	Financial Information

Item 1.	Condensed Consolidated and Combined Financial Statements (Unaudited)	3

	Condensed Consolidated Balance Sheets as of April 30, 2015, January 31, 2015 and December 31, 2014	3

	Condensed Consolidated and Combined Statements of Earnings and Comprehensive Income for the Three Months Ended April 30, 2015 and March 31, 2014 and the One Month Ended January 31, 2015	4

	Condensed Consolidated and Combined Statements of Cash Flows for the Three Months Ended April 30, 2015 and March 31, 2014 and the One Month Ended January 31, 2015	5

	Notes to Condensed Consolidated and Combined Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II	Other Information

Item 6.	Exhibits	26

Signatures		27

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

KLX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS  (UNAUDITED)

(In  Millions, Except  Share Data)

	April 30,	January 31,	December 31,
	2015	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$429.1	$447.2	$470.8
Accounts receivable – trade, less allowance for doubtful accounts ($8.9 at April 30, 2015, $8.0 at January 31, 2015, $8.1 at December 31, 2014)	305.7	304.2	308.0
Inventories, net	1,314.1	1,322.1	1,289.2
Deferred income taxes	39.1	37.2	37.5
Other current assets	53.2	51.3	50.6
Total current assets	2,141.2	2,162.0	2,156.1

Property and equipment, net of accumulated depreciation ($80.5 at April 30, 2015, $67.1 at January 31, 2015, $63.1 at December 31, 2014)	354.3	333.3	332.2
Goodwill	1,284.8	1,286.5	1,328.7
Identifiable intangible assets, net	450.5	457.3	442.3
Other assets	45.1	45.4	44.3
	$4,275.9	$4,284.5	$4,303.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$161.3	$142.5	$149.9
Deferred acquisition payments	-	92.2	92.2
Accrued liabilities	127.5	98.1	88.1
Total current liabilities	288.8	332.8	330.2

Long-term debt	1,200.0	1,200.0	1,200.0
Deferred income taxes	133.5	121.9	123.5
Other non-current liabilities	30.3	28.7	29.6

Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	--	--	--
Common stock, $0.01 par value; 250.0 million shares authorized; 52.7 million shares issued as of April 30, 2015, 52.8 million shares issued as of January 31, 2015 and 52.5 million shares issued as of December 31, 2014	0.5	0.5	0.5

Additional paid-in capital	2,649.6	2,644.8	2,644.1
Treasury stock: 1,467 shares at April 30, 2015 and 0 shares at January 31, 2015 and December 31, 2014	(0.1)	-	-
Retained earnings	29.2	11.3	4.2
Accumulated other comprehensive loss	(55.9)	(55.5)	(28.5)
Total stockholders’ equity	2,623.3	2,601.1	2,620.3
	$4,275.9	$4,284.5	$4,303.6

See accompanying notes to condensed consolidated and combined financial statements.

KLX INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In  Millions, Except Per Share Data)

	THREE MONTHS ENDED		MONTH ENDED
	APRIL 30,	MARCH 31,	JANUARY 31,
	2015	2014	2015
Product revenues	$348.0	$326.4	$93.1
Service revenues	83.5	44.5	39.9
Total revenues	431.5	370.9	133.0
Cost of sales - products	243.7	224.7	67.1
Cost of sales - services	80.2	31.1	28.5
Total cost of sales	323.9	255.8	95.6
Selling, general and administrative	60.1	46.2	19.7
Operating earnings	47.5	68.9	17.7
Interest expense (income)	18.6	(0.1)	6.3
Earnings before income taxes	28.9	69.0	11.4
Income taxes	11.0	25.0	4.3
Net earnings	$17.9	$44.0	$7.1

Other comprehensive income:
Foreign currency translation adjustment	(0.4)	1.0	(27.0)
Comprehensive income	$17.5	$45.0	$(19.9)
Net earnings per share - basic	$0.34	$0.84	$0.14
Net earnings per share - diluted	$0.34	$0.84	$0.14
Weighted average common shares - basic	52.2	52.2	52.2
Weighted average common shares - diluted	52.3	52.3	52.3

See accompanying notes to condensed consolidated and combined financial statements.

KLX INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In  Millions)

	THREE MONTHS ENDED		MONTH ENDED
	APRIL 30,	MARCH 31,	JANUARY 31,
	2015	2014	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$17.9	$44.0	$7.1
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities
Depreciation and amortization	20.9	11.3	7.3
Deferred income taxes	9.8	9.5	(0.4)
Non-cash compensation	3.9	1.0	0.7
Excess tax benefits	(0.9)	(0.2)	-
Provision for doubtful accounts	0.9	-	(0.1)
Loss on disposal of property and equipment	0.5	0.1	-
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(2.3)	(48.7)	1.9
Inventories	7.9	(46.9)	(34.6)
Other current and non-current assets	(1.6)	(9.8)	(2.6)
Accounts payable	18.4	61.4	(7.2)
Other current and non-current liabilities	31.2	(20.6)	12.8
Net cash flows provided by (used in) operating activities	106.6	1.1	(15.1)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35.6)	(21.0)	(6.2)
Acquisitions, net of cash acquired	1.0	(256.4)	-
Net cash flows used in investing activities	(34.6)	(277.4)	(6.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(0.1)	-	-
Excess tax benefits	0.9	0.2	-
Net transfers from B/E Aerospace	-	234.3	-
Deferred acquisition payments	(91.0)	-	-
Net cash flows (used in) provided by financing activities	(90.2)	234.5	-

Effect of foreign exchange rate changes on cash and cash equivalents	0.1	0.4	(2.3)

Net decrease in cash and cash equivalents	(18.1)	(41.4)	(23.6)
Cash and cash equivalents, beginning of period	447.2	78.6	470.8
Cash and cash equivalents, end of period	$429.1	$37.2	$447.2

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes	$3.6	$16.9	$0.6
Interest	0.4	-	-

See accompanying notes to condensed consolidated and combined financial statements.

KLX INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited - In Millions, Except Per Share Data)

Note 1.Description of Business and Basis of Presentation

On December 17, 2014, B/E Aerospace, Inc. (“Former Parent” or “B/E Aerospace”) created an independent public company through a spin-off of its Aerospace Solutions Group (“ASG”) and Energy Services Group (“ESG”) businesses to Former Parent’s stockholders (“Spin-Off”). As a result of the Spin-Off, KLX Inc. (the “Company” or “KLX”) now operates as an independent, publicly traded company. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the three months ended March 31, 2014 for the number of the Company’s shares outstanding immediately following the transaction.

On February 24, 2015, the Board of Directors approved a change in the Company's fiscal year end from December 31 to January 31. This change to the new reporting cycle began February 1, 2015. As a result of the change, the Company is reporting a January 2015 fiscal month transition period, which is reported in this Quarterly Report on Form 10-Q for the quarter ended April 30, 2015 and will be in the Company's Annual Report on Form 10-K for the calendar year ending January 31, 2016.

Financial information for the three months ended April 30, 2014 has not been included in this Form 10-Q for the following reasons: (i) the three month period ended March 31, 2014 provides a meaningful comparison for the three months ended April 30, 2015; (ii) there are no significant factors, seasonal or otherwise, that would impact the comparability of information if the results for the three months ended April 30, 2014 were presented in lieu of results for the three-month period ended March 31, 2014; and (iii) it was not practicable or cost justified to prepare this information.

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)  for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated and combined financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and accompanying notes included in the KLX Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

The Company’s unaudited condensed consolidated and combined financial statements include KLX and its wholly owned subsidiaries. Prior to the Spin-Off on December 17, 2014, KLX’s financial statements were derived from B/E Aerospace’s consolidated and combined financial statements and accounting records as if it was operated on a stand-alone basis and were prepared in accordance with GAAP. All intercompany transactions and account balances within the Company have been eliminated.

Note 2.Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which updated the guidance in ASC Topic 835, Interest. The updated guidance is effective retrospectively for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted, including early adoption in an interim period. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company will adopt ASU 2015-03 in the fiscal year beginning February 1, 2016 and currently has debt issuance costs of $27.4, $28.2 and $28.5 as of April 30, 2015, January 31, 2015 and December 31, 2014 respectively, included in other assets.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016. Early application is not permitted. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

Note 3.Business Combinations

During 2013, the Company acquired the assets of Blue Dot Energy Services, LLC (“Blue Dot”) and Bulldog Frac Rentals, LLC (“Bulldog”) (the “2013 Acquisitions”), providers of parts distribution, rental equipment and on-site services to the oil and gas industry, for a net purchase price of $114.0. The excess of the purchase price over the fair value of the identifiable assets acquired approximated $70.6, of which $33.2 was allocated to identified intangible assets, consisting of customer contracts and relationships and covenants not to compete, and $37.4 is included in goodwill. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of five years.

In January 2014, the Company acquired the assets of the LT Energy Services group of companies ("LT"), an Eagle Ford Shale provider of rental equipment, for a net purchase price of approximately $102.5. In February 2014, the Company acquired the assets of Wildcat Wireline LLC ("Wildcat"), a provider of wireline services primarily in the Eagle Ford Shale and also in the Marcellus/Utica Shales, for a net purchase price of approximately $153.4. In April 2014, the Company acquired the assets of the Vision Oil Tools, LLC group of companies ("Vision"), a provider of technical services and associated rental equipment to the energy sector. Vision established a new geographical base of operations for the Company in the North Dakota (Williston/Bakken) and Rocky Mountain regions. The total purchase price was $175.7,  which included a deferred payment of $35.0,  which was paid during the first quarter of fiscal year 2015 based on the achievement of 2014 financial results. In April 2014, the Company acquired the assets of the Marcellus Gasfield Services group of companies ("MGS") engaged in manufacturing and rental of equipment in the Marcellus/Utica Shales for approximately $44.0. During June 2014, the Company also acquired the assets of the Cornell Solutions group of companies ("Cornell"), which provides technical services and rental equipment to the energy sector in the Eagle Ford Shale and Permian Basin. The total purchase price was $128.2,  which included a deferred payment of $56.0,  which was paid during the first quarter of fiscal year 2015 based on the achievement of 2014 financial results. These acquisitions are referred to collectively as the "2014 Acquisitions."

For the 2014 Acquisitions, based on our preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $431.3, of which $152.9 was allocated to identified intangible assets, consisting of customer contracts and relationships and covenants not to compete, and $278.4 is included in goodwill. The useful life assigned to the customer contracts and relationships is between 11-20 years, and the covenants not to compete are being amortized over their contractual periods of five years.

The 2014 and 2013 Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the 2014 and 2013 Acquisitions have been reflected in the accompanying consolidated balance sheets as of April 30, 2015, January 31, 2015 and December 31, 2014 and the results of operations for the 2014 and 2013 Acquisitions are included in the accompanying consolidated and combined statements of earnings from the respective dates of acquisition.

The Company completed its evaluation and allocation of the purchase price for the MGS and Vision acquisitions during the first quarter of fiscal 2015. The Company has not yet finalized its allocation of the purchase price for the Cornell acquisition as the valuation of certain assets, principally intangible assets, is not yet complete.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the 2014 and 2013 Acquisitions in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

				Other
				2014
	Wildcat	Vision	Cornell	Acquisitions	2014	2013
Accounts receivable-trade	$0.4	$10.8	$10.5	$15.1	$36.8	$14.8
Inventories	1.3	--	--	0.4	1.7	3.9
Other current and non-current assets	--	2.4	--	0.1	2.5	0.2
Property and equipment	30.3	44.1	28.5	40.5	143.4	35.5
Goodwill	83.7	69.8	66.6	58.3	278.4	37.4
Identified intangibles	37.7	50.1	24.5	40.6	152.9	33.2
Accounts payable	--	(1.5)	(0.7)	(4.3)	(6.5)	(10.0)
Other current and non-current liabilities	--	(35.0)	(57.2)	(4.2)	(96.4)	(1.0)
Total consideration paid	$153.4	$140.7	$72.2	$146.5	$512.8	$114.0

The majority of the goodwill and other intangible assets related to the 2014 and 2013 Acquisitions is expected to be deductible for tax purposes.

Revenues and net earnings from the 2013 Acquisitions and 2014 Acquisitions, which are included in the Company’s results for the three months ended April 30, 2015 and March 31, 2014 and the one month ended January 31, 2015, were as follows:

	THREE MONTHS ENDED		MONTH ENDED
	APRIL 30,	MARCH 31,	JANUARY 31,
	2015	2014	2015
Revenues	$83.5	$44.5	$39.9
Net earnings (loss)	(8.2)	3.4	3.0

On a pro forma basis to give effect to the 2013 and 2014 Acquisitions as if they occurred on January 1, 2013, revenues and net earnings for the three months ended March 31, 2014 were as follows:

MARCH 31,
2014
Pro forma
Revenues	423.0
Net earnings	53.1
Earnings per diluted share	1.02

Note 4. Inventories

Inventories, made up of finished goods, primarily consist of aerospace fasteners and consumables. The Company values inventories at the lower of cost or market, using first‑in, first‑out or weighted average cost method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with its customers and the age of the inventory, among other factors. Demand for the Company’s products can fluctuate from period to period depending on customer activity. Inventory reserves were approximately $35.2,  $33.5 and $33.0 as of April 30, 2015, January 31, 2015 and December 31, 2014,  respectively.

Substantially all of our inventory is comprised of aerospace grade fasteners, which support original equipment manufacturer (“OEM”)  production and the aftermarket over the life of the airframe. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The provision for inventory with limited shelf life is relatively insignificant and has not exceeded $0.5 during the past three years.

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				April 30, 2015
	Useful Life			Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value
Customer contracts and relationships	8	-	30	$530.9	$108.9	$422.0
Covenants not to compete	4	-	5	17.2	6.3	10.9
Trade names	Indefinite			17.6	-	17.6
				$565.7	$115.2	$450.5

Amortization expense associated with identifiable intangible assets was approximately $6.6, $6.3 and $2.8 for the three months ended April 30, 2015 and March 31, 2014 and the one month ended January 31, 2015, respectively. The Company currently expects to recognize amortization expense of approximately $27 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset. Goodwill decreased $1.7 as compared to January 31, 2015 as a result of purchase price allocation adjustments and foreign currency translations and decreased $43.9 as compared to December 31, 2014, as a result of purchase price allocation adjustments associated with the 2014 Acquisitions and foreign currency translations.

The fair value of the ESG reporting unit exceeded the carrying value by approximately 28% as of December 31, 2014, and approximately $319.5 of goodwill has been allocated to the ESG reporting unit as of April 30, 2015. The precipitous decline in oil and gas prices, which began in late 2014 and which has resulted in significant cut backs in capital expenditures by our oil and gas customers, continued into the first quarter of 2015. The approximately 50% year-over-year decline in onshore rig count has led to a reduction in our customers’ capital expenditures and has negatively impacted our business in the form of volume declines and pricing concessions across many of the service lines and geographies in which we operate. In response to these evolving industry conditions, our approach is to first ensure that we manage our ESG business prudently by closely monitoring costs while positioning our resources in those activities and regions, which we believe will maximize our revenue opportunities. Secondly, our strategy is to maintain sufficient liquidity to take advantage of opportunities that will present themselves. We will also focus on operational excellence and continuous improvement initiatives. Finally, we will work hard to uncover high return acquisition opportunities over the next 18-24 months. However, there can be no assurance such measures will prevent our ESG business from suffering continued operating losses from reduction in the volume and/or pricing of its services. ESG's cash flow projections were a significant input into the December 31, 2014 fair value. If the ESG business continues to be unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the ESG reporting unit and result in a material impairment charge.

Note 6. Related Party Transactions

The condensed combined statements of earnings and comprehensive income for the three months ended March 31, 2014 include an allocation of general corporate expenses from Former Parent.  These costs were allocated to the Company on a systematic and reasonable basis when identifiable, with the remainder allocated on the basis of costs incurred, headcount or other measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company, totaled $6.4 for the three months ended March 31, 2014. These amounts include costs for functions including executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

In connection with the Spin-Off, we have created in-house some of the functions that were previously provided to us through corporate allocations from Former Parent. In addition, we have entered into certain agreements with Former Parent relating to transition services and IT services for a transitional period of approximately 24 months following the Spin-Off. In addition, we entered into an employee matters agreement and a tax sharing and indemnification agreement with Former Parent in connection with the Spin-Off. This transitional support enables KLX to establish its stand-alone processes for various activities that were previously provided by Former Parent and does not constitute significant continuing support of KLX’s operations. The Company does not expect those agreements to have a material effect on our financial statements.  Costs incurred pursuant to these arrangements for the one and three month periods ended January 31, 2015 and April 30, 2015 were $0.8 and $2.4, respectively.

Sales and cost of sales to affiliates for the three months ended April 30, 2015 and March 31, 2014 and the one month ended January 31, 2015 were not significant.

Note 7.Accrued Liabilities

Accrued liabilities consist of the following:

	April 30, 2015	January 31, 2015	December 31, 2014
Accrued salaries, vacation and related benefits	$24.9	$14.9	$13.2
Income tax payable	20.1	23.3	19.7
Other taxes accrued	6.2	6.7	5.6
Accrued interest	26.6	9.0	3.1
Other accrued liabilities	49.7	44.2	46.5
	$127.5	$98.1	$88.1

Note 8.Long-Term Debt

As of April 30, 2015, long-term debt consisted of $1,200.0 aggregate principal amount of the Company’s 5.875% senior unsecured notes due 2022 (the “5.875% Notes”). As of April 30, 2015, the Company also had a $500.0 secured revolving credit facility pursuant to a credit agreement dated as of December 16, 2014 (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus the applicable margin (as defined).  No amounts were outstanding under the Revolving Credit Facility as of April 30, 2015.

On May 19, 2015, we amended the secured Revolving Credit Facility to a structure tied to a borrowing base formula, and in the process increased the size to $750.0 while reducing the interest rate margins applicable to any borrowings under the facility. As a result, the amended and restated line of credit has no maintenance financial covenants.  This amended and restated credit facility matures in May 2020.

Letters of credit outstanding under the Revolving Credit Facility aggregated $0.4 at each of April 30, 2015, January 31, 2015 and December 31, 2014.

Note 9.Fair Value Measurements

All short-term financial instruments are generally carried at amounts that approximate estimated fair value. The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. Assets measured at fair value are categorized based upon the lowest level of significant input to the valuations.

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – quoted prices for identical assets and liabilities in markets that are not active, or observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. There was no debt outstanding under the Revolving Credit Facility as of April 30, 2015. The fair value of the Company’s senior notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,210.6, $1,182.0 and $1,206.0 as of April 30, 2015, January 31, 2015 and December 31, 2014 respectively.

Note 10.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At April 30, 2015, future minimum lease payments under these arrangements approximated $99.9, the majority of which related to long-term real estate leases.

Litigation - The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s combined financial statements.

Indemnities, Commitments and Guarantees - During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying combined financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

The Company has employment agreements with three year initial terms, which renew for one additional year on each anniversary date, with certain key members of management. The Company’s employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control.

Environmental Matters - In July 2014, one of the Company’s German businesses, Interturbine Aviation Logistics GmbH (ITL), which was acquired by B/E Aerospace Systems Holding GmbH (now known as KLX Aerospace Solutions DE Holding GmbH) in July 2012, was informed by German authorities that it had allegedly violated certain provisions of environmental and health and safety regulations related to the import and sale of certain chemical products for the period of 2009 through 2013. The Company is cooperating with German authorities and currently investigating the amounts of chemical products that were imported and sold allegedly in violation of the applicable laws. The ITL executive pre-acquisition continued to operate the business through July 2014, at which time he was removed. These violations could result in an administrative monetary penalty and a disgorgement of profits from the sale of products sold in violation of the applicable laws. While the Company is not currently able to determine the probability or estimable range of liability, if any, which it may ultimately be found to be responsible for that is not covered by any indemnity claims against the seller of ITL, it does not believe an adverse outcome would be material to the Company.

Note 11.Accounting for Stock-Based Compensation

The Company has a Long-Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity-based or equity-related awards.

The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, Compensation—Stock Compensation (“ASC 718”), whereby share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

Compensation cost recognized during the three months ended March 31, 2014 related to grants of restricted stock and restricted stock units granted or approved by our Former Parent. All unvested shares of restricted stock were converted into unvested shares of KLX on the distribution date at a ratio equal to 1.8139.  Compensation cost recognized during the three months ended April 30, 2015 and March 31, 2014 and the one month ended January 31, 2015 related to the unvested shares converted on the distribution date and new shares of KLX restricted stock and stock options granted in January 2015 was $3.8, $1.0 and $0.7, respectively. Unrecognized compensation expense related to these grants was $35.7 at April 30, 2015.

The Company has established a qualified Employee Stock Purchase Plan similar to the Former Parent’s plan (“KLX Plan”). The KLX Plan allows qualified employees (as defined in the plan) to participate in the purchase of designated shares of KLX’s common stock at a price equal to 85% of the closing price for each semi-annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of KLX’s shares on the date of purchase and the purchase price of the shares. Compensation cost for this plan was not material to any of the periods presented.

Note 12.Segment Reporting

The Company is organized based on the products and services it offers. As a result of the ESG acquisitions, the Company determined that ESG met the requirements of a reportable segment operating in a single line of business. The Company’s ASG reportable segment, which is also its operating segment, is comprised of consumables management and is in a single line of business. The segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group (“CODM”). This group is comprised of the Chairman and Chief Executive Officer, the President and Chief Operating Officer and the Vice President – Chief Financial Officer and Treasurer. As a result, the CODM has determined the Company has two reportable segments.

The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED		MONTH ENDED
	APRIL 30,	MARCH 31,	JANUARY 31,
	2015	2014	2015
Aerospace solutions group	$348.0	$326.4	$93.1
Energy services group	83.5	44.5	39.9
Total revenues	431.5	370.9	133.0

Operating earnings (1)
Aerospace solutions group	60.8	63.6	12.9
Energy services group	(13.3)	5.3	4.8
Total operating earnings	47.5	68.9	17.7
Interest expense (income)	18.6	(0.1)	6.3
Earnings before income taxes	$28.9	$69.0	$11.4

(1)	Operating earnings include an allocation of employee benefits and general and administrative costs based on the proportion of each segment’s number of employees and sales, respectively.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		MONTH ENDED
	APRIL 30,	MARCH 31,	JANUARY 31,
	2015	2014	2015
Aerospace solutions group	$5.4	$4.2	$1.7
Energy services group	30.2	16.8	4.5
	$35.6	$21.0	$6.2

Corporate capital expenditures have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents goodwill by reportable segment:

	April 30,	January 31,	December 31,
	2015	2015	2014
Aerospace solutions group	$965.3	$965.8	$986.3
Energy services group	319.5	320.7	342.4
	$1,284.8	$1,286.5	$1,328.7

The following table presents total assets by reportable segment:

	April 30,	January 31,	December 31,
	2015	2015	2014
Aerospace solutions group	$3,311.0	$3,298.5	$3,316.1
Energy services group	964.9	986.0	987.5
	$4,275.9	$4,284.5	$4,303.6

Corporate assets (including cash and cash equivalents) of $488.7, $510.9 and $531.4 at April 30, 2015 January 31, 2015 and December 31, 2014, respectively, have been allocated to the above segments based on each segment’s percentage of total assets.

Note 13.Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the KLX Plan and restricted shares based on an average share price during the period. For the three months ended  April 30, 2015 and March 31, 2014 and the one month ended January 31, 2015, approximately 1.0,  0.1 and 1.0 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three months ended April 30, 2015 and March 31, 2014 and the one month ended January 31, 2015, respectively, are as follows:

	THREE MONTHS ENDED		MONTH ENDED
	APRIL 30,	MARCH 31,	JANUARY 31,
	2015	2014	2015
Net earnings	$17.9	$44.0	$7.1
(shares in millions)
Basic weighted average common shares	52.2	52.2	52.2
Effect of dilutive securities - Dilutive securities	0.1	0.1	0.1
Diluted weighted average common shares	52.3	52.3	52.3

Basic net earnings per common share	$0.34	$0.84	$0.14
Diluted net earnings per common share	$0.34	$0.84	$0.14

Note 14.Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of April 30, 2015 and March 31, 2014 and the one month ended January 31, 2015, the Company had $9.3, $1.7 and $9.4, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. The Company is currently open to audit by the tax authorities for the seven tax years ended December 31, 2014. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was immaterial at April 30, 2015, March 31, 2014 and January 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data)

The following discussion and analysis addresses the results of our operations for the three months  ended April 30, 2015 as compared to our results of operations for the three months ended March 31,  2014. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. We previously reported we expect to incur approximately $25 - $30 of one-time costs related to branding, new IT system alignments and other related start-up expenses. Additionally, we reported we expect our annual operating costs as a stand-alone public company will be approximately $25 higher than the expenses historically allocated to us from B/E Aerospace, Inc. (“Former Parent” or “B/E Aerospace”).

We believe, based on our experience in the industry, that we are the world’s leading distributor and value‑added service provider of aerospace fasteners and consumables, and that we offer one of the broadest ranges of aerospace hardware and consumables and inventory management services worldwide. Through organic growth and a number of strategic acquisitions beginning in 2001, we believe we have become our industry’s leading provider of aerospace fasteners, consumable products and supply chain management services. Through our global facilities network and advanced information technology systems, we believe we offer unparalleled service to commercial airlines, business jet and defense OEMs, MRO operators and FBOs. With a large and diverse global customer base, including virtually all of the world’s commercial airlines, business jet and defense OEMs, OEM subcontractors and major MRO operators across five continents, we provide access to over one million SKUs. We serve as a distributor for every major aerospace fastener manufacturer. In order to support our vast range of custom products and services, we have invested over $100 in proprietary IT systems to create a superior technology platform. Our systems support both internal distribution processes and part attributes, along with customer services, including just-in-time (“JIT”) deliveries and kitting solutions, which we believe are unmatched by any competitor. This business is operated within our aerospace solutions group (“ASG”) segment.

In connection with the sales of its products, the Company also provides certain supply chain management services to certain of its customers. These services include the timely replenishment of products at the customer site, while also minimizing the customer’s on-hand inventory. These services are provided by the Company contemporaneously with the delivery of the product, and as such, once the product is delivered, the Company does not have a post-delivery obligation to provide services to the customer. The price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point, the Company has satisfied its obligations to the customer. The Company does not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement.

In 2013, we initiated an expansion into the energy services sector. Over the past two years, we have acquired seven companies in the business of providing technical services and related rental equipment to oil and gas exploration and production companies. As a result, we now provide a broad range of solutions and equipment, which bring value‑added resources to a new customer base, often in remote locations. Our customers include independent and major oil and gas companies that are engaged in the exploration and production of oil and gas properties in North America, including in the Northeast (Marcellus and Utica Shale), Rocky Mountains (Williston and Piceance Basins), Southwest (Permian Basin and Eagle Ford Shale) and Mid‑Continent. This business is operated within our energy services group (“ESG”) segment.

We conduct our operations through strategic business units that have been aggregated under two reportable segments: aerospace solutions group and energy services group.

Revenues by reportable segment for the three months ended April 30, 2015 and March 31, 2014, respectively, were as follows:

	THREE MONTHS ENDED
	APRIL 30, 2015		MARCH 31, 2014
		% of		% of
	Revenues	Revenues	Revenues	Revenues
Aerospace solutions group	$348.0	80.6%	$326.4	88.0%
Energy services group	83.5	19.4%	44.5	12.0%
Total revenues	$431.5	100.0%	$370.9	100.0%

Revenues by geographic area (based on destination) for the three months ended April 30, 2015 and March 31, 2014, respectively, were as follows:

	THREE MONTHS ENDED
	APRIL 30, 2015		MARCH 31, 2014
		% of		% of
	Revenues	Revenues	Revenues	Revenues
United States	$271.3	62.9%	$223.3	60.2%
Europe	98.4	22.8%	96.1	25.9%
Asia, Pacific Rim,	61.8	14.3%	51.5	13.9%
Middle East and other
Total revenues	$431.5	100.0%	$370.9	100.0%

Revenues from our domestic and foreign operations for the three months ended April 30, 2015 and March 31, 2014, respectively, were as follows:

	THREE MONTHS ENDED
	APRIL 30,	March 31,
	2015	2014
Domestic	$402.5	$340.6
Foreign	29.0	30.3
Total revenues	$431.5	$370.9

Founded in 1974 as M&M Aerospace Hardware, ASG, formerly the consumables management segment of B/E Aerospace has evolved into an industry leader through multiple acquisitions and strong organic growth. As of December 31, 2014, ASG’s global presence consists of more than 1.2 million square feet in 20 principal facilities with approximately 2,000 employees worldwide. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. B/E Aerospace acquired M&M in 2001. Between 2002 and 2012, we completed 6 acquisitions, for an aggregate purchase price of approximately $1.9 billion. We believe our organic growth together with these acquisitions enabled us to position ourselves as a preferred global supplier to our customers.

The Company initiated an expansion into the oilfield support services and associated rental equipment business during the second half of 2013. During the third and fourth quarters of 2013, we acquired the assets of Blue Dot Energy Services, LLC (“Blue Dot”) and Bulldog Frac Rentals, LLC (“Bulldog”) (collectively, the “2013 Acquisitions”), providers of on‑site services, parts distribution and rental equipment to the oil and gas industry, for a net purchase price of $114.0. As a result of these transactions, we established our oilfield support services and associated rental equipment businesses in both the Northeast and Southwest regions of the United States.

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

Vision established a new geographical base of operations for the Company in the North Dakota and Rocky Mountain regions. The total purchase price was $175.7,  which included a deferred payment of $35.0,  which was paid during the first quarter of fiscal year 2015 based on the achievement of 2014 financial results. In April 2014, the Company acquired the assets of the Marcellus Gasfield Services group of companies ("MGS") engaged in manufacturing and rental of equipment in the Marcellus/Utica Shales for a net purchase price of approximately $44.0. During June 2014, the Company also acquired the assets of the Cornell Solutions group of companies ("Cornell"), which provides technical services and rental equipment to the energy sector in the Eagle Ford Shale and Permian Basin. The total purchase price was $128.2,  which included a deferred payment of $56.0,  which was paid during the first quarter of fiscal year 2015 based on the achievement of 2014 financial results. These acquisitions are referred to collectively as the "2014 Acquisitions."

Through these seven energy services acquisitions, we have invested over $700.0 and established a base of North American operations from which we are able to offer our oilfield support services and associated rental equipment in the major oil and gas regions of the U.S., including Northeastern U.S., Southwestern U.S., North Dakota, Rocky Mountains and the Mid‑Continent.

The Company is organized based on the products and services it offers. We determined that ASG and ESG met the requirements of a reportable segment each operating in a single line of business. Each segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision‑making group. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2015

COMPARED TO THREE MONTHS ENDED MARCH 31,  2014

($ in Millions, Except Backlog and Per Share Data)

	REVENUES			PF REVENUES
	THREE MONTHS ENDED		Percent	THREE MONTHS ENDED	Percent
	April 30, 2015	March 31, 2014	Change	March 31, 2014	Change
Aerospace solutions group	$348.0	$326.4	6.6%	$326.4	6.6%
Energy services group	83.5	44.5	87.6%	96.6	(13.6)%
Total revenues	$431.5	$370.9	16.3%	$423.0	2.0%

First quarter 2015 revenues of $431.5  increased 16.3% as compared to the three-month period ended March 31, 2014. On an organic basis to include all acquisitions as if completed on January 1, 2014, revenue growth was 2% reflecting a 6.6% increase in ASG revenues offset by a 13.6% decline in ESG revenues.

Cost of sales for the first quarter of 2015 was $323.9, or 75.1% of sales,  as compared to the three-month period ended March 31, 2014 of $255.8, or 69% of sales, including $4.0 of costs and expenses related to post spin-off activities and start up costs at new ESG facilities. Cost of sales in the current period increased 26.6% primarily due to the 87.6% increase in ESG revenues. The higher cost of sales as a percentage of revenues is primarily the result of volume declines and pricing concessions across many of the service lines and geographies in which our ESG business operates and a $9.3 increase in depreciation on new equipment purchased to expand our product offerings in this segment.

Selling, general and administrative (“SG&A”) expenses during the three months ended April 30, 2015, including $4.4 of costs and expenses related to post spin-off activities and start up costs at new ESG facilities, were $60.1, or 13.9% of revenues, as compared with $46.2, or 11.9% of revenues, in the prior year period. The increase in SG&A expense in the current year is primarily due to a full quarter of SG&A expense for acquisitions completed in 2014 ($6.5), post spin-off activities and start-up costs at new ESG facilities ($4.4) and an increase in spending associated with being a stand-alone public company ($7.1).

Operating earnings for the three months ended April 30, 2015, including $8.4 of costs and expenses related to post spin-off activities and start-up costs at new ESG facilities, were $47.5  and decreased 31.1% as compared with the prior year period.  Operating margin in the 2015 period of 11.0% decreased by approximately 660 basis points as compared with the prior year period primarily due to the volume declines,  pricing concessions and post spin-off activities at new ESG facilities ($8.4), as well as a $9.6 increase in depreciation and amortization.

Interest expense for the three months ended April 30, 2015 was $18.6 as compared with $0.1 of interest income in the prior year, reflecting our pre-spin-off capital structure (100% owned by B/E Aerospace and no KLX-level indebtedness).

Income tax expense for the three months ended April 30, 2015 of $11.0, or 38% of earnings before income taxes, decreased $14.0 due to a $40.1 decrease in earnings before income taxes and differences in tax rates (36.2% in the prior year). The Company’s effective tax rate can fluctuate as operations and the local country tax rates fluctuate due to the number of tax jurisdictions in which the Company operates.

Net earnings and net earnings per share for the three months ended April 30, 2015 were $17.9 and $0.34, respectively.

Segment Results

The following is a summary of operating earnings by segment:

	THREE MONTHS ENDED		Percent
	April 30, 2015	March 31, 2014	Change
Aerospace solutions group	$60.8	$63.6	(4.4)%
Energy services group	(13.3)	5.3	(350.9)%
Total revenues	$47.5	$68.9	(31.1)%

First quarter 2015 ASG revenues grew 6.6% to $348.0. ASG first quarter 2015 operating earnings and operating margin was $60.8 and 17.5%, respectively, as compared with $63.6 and 19.5%, respectively, in the prior year period. Revenue growth at ASG in the first quarter was driven primarily by the strong new aircraft delivery cycle.  Revenues from our global aerospace manufacturing customers continued to outpace aftermarket revenues, reflecting the record number of new aircraft deliveries and record number of retirements of aging aircraft. These new aircraft are replacing and retiring older, less fuel efficient aircraft, which typically require ongoing spare parts as part of their recurring maintenance requirements. ASG aftermarket results continue to reflect the record number of retirements of aging aircraft, which are almost always retired immediately before their heavy maintenance checks. Over the last six years, nearly 3,500 aircraft have been retired, and the average age of the commercial fleet has declined. As the approximately 7,700 new aircraft delivered over the last six years begin to require scheduled maintenance, we should experience a gradual return to historical aftermarket growth rates over the next two to three years.

First quarter 2015 ESG revenues were $83.5 and operating loss was $13.3,  reflecting the substantial decrease in both the volume and price of oil field services and costs associated with post spin-off activities and start-up costs at new ESG facilities ($2.9). On a sequential quarterly basis (as compared with the fourth quarter of 2014), revenues declined by 32.5%, and operating earnings declined by approximately $27.9 as compared with the fourth quarter of 2014. On a pro forma basis, to reflect the 2014 Acquisitions as if all such transactions occurred on January 1, 2014, revenue and operating earnings declined 13.6% and 167.6%, respectively. The precipitous decline in oil and gas prices, which began in late 2014 and which has resulted in significant cut backs in capital expenditures by our oil and gas customers, accelerated during the first quarter of 2015. The approximately 50% year-over-year decline in the onshore rig count has led to volume declines and pricing concessions across most of the service lines and geographies in which we operate. At this time, it is too soon to begin to predict when a floor in activity will be reached. While we expect this headwind to continue through 2015, we remain confident that our energy franchise is being well positioned to take advantage of the extraordinary opportunities which have occurred as a result of these industry conditions. The Company is actively adding and upgrading personnel and assets to both better serve our customers and position our company for future growth. During the first quarter, we broadened and enhanced ESG’s existing range of service offerings with the addition of several new services, including Compensated Neutron Logging and Cement Bond Logging, and we expanded our service offerings into the Casper, Riverton and Rock Springs, Wyoming markets, as well as the Enid, Oklahoma and Bossier City, Louisiana markets. We enhanced potential growth opportunities by adding over 50 highly skilled industry professionals, including a number of well-respected industry leaders, and we continued to invest in the assets and tools necessary to drive future revenue and earnings growth.

One Month Ended January 31, 2015

Revenues for the one month ended January 31, 2015 were $133.0;  ASG revenues were $93.1 and ESG revenues were $39.9. Cost of sales was $95.6, or 71.9% of sales, including $0.4 of costs and expenses related to post spin-off activities and start-up costs. SG&A expenses were $19.7, or 14.8% of revenues, including $0.3 of costs and expenses related to post spin-off activities and start-up costs. Operating earnings were $17.7, or 13.3% of revenues. Interest expense was $6.3, and income taxes were $4.3, or approximately 38% of earnings before taxes. Net earnings were $7.1, or $0.14 per share.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Cash on hand at April 30, 2015 decreased by $18.1 as compared with cash on hand at January 31, 2015, primarily as a result of cash flows from operating activities of $106.6 offset by capital expenditures of $35.6 and deferred acquisition payments of $91.0 related to the Vision and Cornell acquisitions. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity consist of cash on hand, cash flow from operations and availability under our revolving line of credit (currently up to $750). At April 30, 2015, we had approximately $429.1 of cash and cash equivalents. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

Our Board of Directors has authorized a stock repurchase program in which we may purchase up to an aggregate of $250.0 of our common stock. All decisions regarding future stock repurchases will be at our sole discretion and will be evaluated from time to time in light of many factors, including our financial condition, earnings, capital requirements and debt covenants, if any, other contractual restrictions, as well as legal requirements (including compliance with published IRS guidelines for tax‑free spin‑offs), regulatory constraints, industry practice and other factors that we may deem relevant. The stock repurchase program may be modified, extended, suspended or discontinued by us at any time and we cannot provide any assurances that any shares will be repurchased.

Working Capital

Working capital as of April 30, 2015 was $1,852.4, an increase of $23.2, as compared with working capital at January 31, 2015. As of April 30, 2015, total current assets decreased by $20.8 and total current liabilities decreased by $44.0. Total current assets decreased primarily as a result of an  $18.1 decrease in cash. The decrease in total current liabilities was primarily due to a $48.2 increase in accounts payable and accrued liabilities offset by the payment of the aforementioned $91.0 of deferred acquisition payments.

Cash Flows

As of April 30, 2015, our cash and cash equivalents were $429.1 as compared to $447.2 at January 31, 2015.  Cash generated from operating activities was $106.6 for the three months ended April 30, 2015, as compared to $1.1 in the three months ended March 31, 2014, reflecting the 16.3%  increase in revenues and a corresponding 1.3%  increase in working capital, (net of cash).  The primary sources of cash from operations during the three months ended April 30, 2015 were net earnings of $17.9,  adjusted by depreciation and amortization of $20.9, an increase in deferred income taxes of $9.8, a $7.9 decrease in inventories and a  $49.6 increase in accounts payable and accrued liabilities.

Capital Spending

Our capital expenditures were $35.6 and $21.0 during the three months ended April 30, 2015 and March 31, 2014, respectively. We expect to incur approximately $85 in capital expenditures for the year ending January 31, 2016 to support selective investments to expand our product offerings in key geographies at ESG and for information technology systems to support our business following our spin-off from B/E Aerospace. We expect capital expenditures for rental equipment to be higher than the historical periods because of the addition of the ESG business and our planned opportunistic investments in new equipment to support ESG’s expanded geographical presence and product offerings. We expect to fund future capital expenditures from cash on hand, cash flow from operations and from funds available from our secured Revolving Credit Facility (which was undrawn at April 30, 2015), and was amended and restated on May 15, 2015 to increase to $750.0.

Outstanding Debt and Other Financing Arrangements

Long-term debt at April 30, 2015 totaled $1,200.0 and consisted of our 5.875% senior unsecured notes.

In connection with the Spin‑Off, we issued $1,200.0 of 5.875% senior unsecured notes due 2022. The net proceeds from the notes issuance was approximately $1,172.1, of which $750.0 was distributed to B/E Aerospace, leaving us with net proceeds of approximately $422 of which approximately $91.0 was used to settle deferred payments associated with acquisitions we made in 2014. We also entered into a $500 secured Revolving Credit Facility, secured by substantially all of our assets and guaranteed by our subsidiaries, which bears interest at the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined).  No amounts were outstanding under this credit facility as of April 30, 2015.  On May 19, 2015, we amended and restated this secured Revolving Credit Facility to a structure tied to a borrowing base formula, and in the process increased the size to $750.0 while reducing the interest rate margins applicable to any borrowings under the facility. The amended and restated credit facility matures in May 2020.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of April 30, 2015. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$1.0	$1.5	$1.9	$0.9	$0.7	$1,214.0	$1,220.0
Operating leases	17.1	20.6	15.7	11.3	8.5	26.7	99.9
Future interest payments on outstanding debt (2)	72.0	72.5	72.5	72.5	72.5	213.7	575.7
Total	$90.1	$94.6	$90.1	$84.7	$81.7	$1,454.4	$1,895.6

Commercial Commitments
Letters of credit	0.4	--	--	--	--	--	0.4

(1)

Our liability for unrecognized tax benefits of $10.3, including related interests and penalties at April 30, 2015, has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our combined financial statements.

(2)

Interest payments include interest payments due on the  5.875% senior unsecured notes based on the stated rate of 5.875%. To the extent we incur interest on the Revolving Credit Facility, interest payments would fluctuate based on LIBOR or the prime rate pursuant to the terms of the Revolving Credit Facility.

We believe that our cash flows, together with cash on hand and the availability under the Revolving Credit Facility, provide us with the ability to fund our operations, make planned capital expenditures and make scheduled debt service payments for at least the next twelve months. However, such cash flows are dependent upon our future operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors, including the conditions of our markets, some of which are beyond our control. If, in the future, we cannot generate sufficient cash from operations to meet our debt service obligations, we will need to refinance such debt obligations, obtain additional financing or sell assets. We cannot assure you that our business will generate cash from operations or that we will be able to obtain financing from other sources sufficient to satisfy our debt service or other requirements.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements totaled approximately $99.9 at April 30, 2015.

Indemnities, Commitments and Guarantees

During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include indemnities to our customers in connection with the sale and delivery of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. We believe that many of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our condensed consolidated and combined financial statements.

Backlog

We believe that backlog is not a relevant measure for our ASG segment, given the long-term nature of our contracts with our customers. Few, if any, include minimum purchase requirements, annually or over the term of the agreement. Our ESG segment operates under Master Service Agreements (“MSAs”) with our oil and gas customers, which set forth the terms and conditions for the provision of services and the rental of equipment. Rental tool and service contracts are typically based on a day rate with rates based on the type of equipment and competitive conditions. As a result, we do not record backlog.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The fair value of the ESG reporting unit exceeded the carrying value by approximately 28% as of December 31, 2014, and approximately $319.5 of goodwill has been allocated to the ESG reporting unit as of April 30, 2015. The precipitous decline in oil and gas prices, which began in late 2014 and which has resulted in significant cut backs in capital expenditures by our oil and gas customers, continued into the first quarter of 2015. The approximate 50% year-over-year decline in onshore rig count has led to a reduction in our customers’ capital expenditures and has negatively impacted our business in the form of volume declines and pricing concessions across many of the service lines and geographies in which we operate. In response to these evolving industry conditions, our approach is to first ensure that we manage our ESG business prudently by closely monitoring costs while positioning our resources in those activities and regions which we believe will maximize our revenue opportunities. Secondly, our strategy is to maintain sufficient liquidity to take advantage of opportunities that will present themselves. We will also focus on operational excellence and continuous improvement initiatives. Finally, we will work hard to uncover high return acquisition opportunities over the next 18-24 months. However, there can be no assurance such measures will prevent our ESG business from suffering continued operating losses from reduction in the volume and/or pricing of its services. ESG's cash flow projections were a significant input into the December 31, 2014 fair value. If the ESG business continues to be unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the ESG reporting unit and result in a material impairment charge.

There have been no other changes to our critical accounting policies since December 31, 2014.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information to investors. This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward-looking statements include all statements that are not historical in nature or are not current facts. We have tried to identify these forward-looking statements by using forward-looking words including "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "might," "should," "could," "will" or the negative of these terms or similar expressions.

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, including the following factors:

•regulation of and dependence upon the aerospace and energy industries;

•the cyclical nature of the aerospace and energy industries and the deterioration of general economic conditions;

•market prices for fuel, oil and natural gas;

•competitive conditions;

•legislative or regulatory changes and potential liability under federal and state laws and regulations;

•risks inherent in international operations, including compliance with anti-corruption laws and regulations of the U.S. government and various international jurisdictions;

•doing business with the U.S. government;

•reduction in government military spending;

•JIT contracts and LTAs having no guarantee of future customer purchase requirements;

•dependence on suppliers and on third-party package delivery companies;

•decreases in the rate at which oil or natural gas reserves are discovered or developed;

•impact of technological advances on the demand for our products and services;

•delays of customers obtaining permits for their operations;

•hazards and operational risks that may not be fully covered by insurance;

•the write-off of a significant portion of intangible assets;

•the need to obtain additional capital or financing, and the cost of obtaining such capital or financing;

•limitations that our organizational documents, debt instruments and U.S. federal income tax requirements may have on our financial flexibility or our ability to engage in strategic transactions;

•failure to have the Spin-off qualified as a reorganization for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code or our inability to achieve some or all of the benefits of the Spin-off;

•our credit profile;

•changes in supply and demand of equipment;

•oilfield anti-indemnity provisions;

•severe weather;

•reliance on information technology resources and the inability to implement new technology;

•increased labor costs or the unavailability of skilled workers;

•inability to manage inventory; and

•inability to successfully consummate acquisitions or inability to manage potential growth.

In light of these risks and uncertainties, you are cautioned not to put undue reliance on any forward-looking statements in this Form 10-Q. These statements should be considered only after carefully reading this entire Form 10-Q. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Form 10-Q not to occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of our variable-rate debt.

Foreign Currency  – We have direct operations in Europe that receive revenues from customers primarily in U.S. dollars and we purchase component parts from foreign vendors primarily in British pounds or Euros. Accordingly, we are exposed to transaction gains and losses that could result from changes in foreign currency exchange rates relative to the U.S. dollar. Our largest foreign currency exposure results from activity in British pounds and Euros.

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At April 30, 2015, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of April 30, 2015, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of April 30, 2015, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of April 30, 2015, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2015.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 10(iii) – Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.1	Amended and Restated Employment Agreement between KLX Inc. and Amin J. Khoury, dated as of February 27, 2015.

10.2	Amended and Restated Employment Agreement between KLX Inc. and Thomas P. McCaffrey, dated as of February 27, 2015.

10.3	Amended and Restated Employment Agreement between KLX Inc. and Michael F. Senft, dated as of February 27, 2015.

10.4	Employment Agreement between KLX Inc. and John A. Cuomo, dated as of February 26, 2015.

10.5	Amended and Restated Employment Agreement between KLX Inc. and Roger M. Franks, dated as of February 27, 2015.

10.6	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2015).

10.7	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2015).

10.8	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2015).

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLX INC.

Date: May 28, 2015	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

/s/ Michael F. Senft
Michael F. Senft
Vice President, Chief Financial Officer
and Treasurer