Form 10-Q
period 2015-07-31
KLX Inc.
filed 2015-08-28
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended July 31, 2015

Commission File No. 001-36610

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

The registrant has one class of common stock, $0.01 par value, of which 52,755,954 shares were outstanding as of August 25, 2015.

KLX INC.

Form 10-Q for the Quarter Ended July 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

KLX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share Data)

	July 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$418.3	$470.8
Accounts receivable – trade, less allowance for doubtful accounts ($8.8 at July 31, 2015 and $8.1 at December 31, 2014)	286.9	308.0
Inventories, net	1,315.4	1,289.2
Deferred income taxes	40.8	37.5
Other current assets	62.1	50.6
Total current assets	2,123.5	2,156.1

Property and equipment, net of accumulated depreciation ($95.8 at July 31, 2015 and $63.1 at December 31, 2014)	373.3	332.2
Goodwill	1,271.2	1,328.7
Identifiable intangible assets, net	452.0	442.3
Other assets	46.6	44.3
	$4,266.6	$4,303.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$153.3	$149.9
Deferred acquisition payments	-	92.2
Accrued liabilities	107.7	88.1
Total current liabilities	261.0	330.2

Long-term debt	1,200.0	1,200.0
Deferred income taxes	145.7	123.5
Other non-current liabilities	30.8	29.6

Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	--	--
Common stock, $0.01 par value; 250.0 million shares authorized; 52.8 million and 52.5 million shares issued as of July 31, 2015 and December 31, 2014, respectively	0.5	0.5
Additional paid-in capital	2,653.8	2,644.1
Treasury stock: 1,532 shares at July 31, 2015	(0.1)	-
Retained earnings	36.6	4.2
Accumulated other comprehensive loss	(61.7)	(28.5)
Total stockholders’ equity	2,629.1	2,620.3
	$4,266.6	$4,303.6

See accompanying notes to condensed consolidated and combined financial statements.

KLX INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JUNE 30,	JULY 31,	JUNE 30,
	2015	2014	2015	2014
Product revenues	$351.7	$340.5	$699.7	$666.9
Service revenues	61.0	90.4	144.5	134.9
Total revenues	412.7	430.9	844.2	801.8
Cost of sales - products	248.3	236.6	492.0	461.3
Cost of sales - services	67.0	63.3	147.2	94.4
Total cost of sales	315.3	299.9	639.2	555.7
Selling, general and administrative	64.6	60.0	124.7	106.2
Operating earnings	32.8	71.0	80.3	139.9
Interest expense (income)	20.6	(0.1)	39.2	(0.2)
Earnings before income taxes	12.2	71.1	41.1	140.1
Income taxes	4.8	25.7	15.8	50.7
Net earnings	$7.4	$45.4	$25.3	$89.4

Other comprehensive income:
Foreign currency translation adjustment	(5.8)	(3.5)	(6.2)	(2.5)
Comprehensive income	$1.6	$41.9	$19.1	$86.9
Net earnings per share - basic	$0.14	$0.87	$0.48	$1.71
Net earnings per share - diluted	$0.14	$0.87	$0.48	$1.71

See accompanying notes to condensed consolidated and combined financial statements.

KLX INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In  Millions)

	SIX MONTHS ENDED
	JULY 31,	JUNE 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$25.3	$89.4
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	42.6	27.7
Deferred income taxes	20.6	15.9
Non-cash compensation	7.4	1.8
Excess tax benefits realized from prior exercises of restricted stock	(0.9)	(0.6)
Provision for doubtful accounts	0.8	0.5
Loss (gain) on disposal of property and equipment	0.9	(0.3)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	16.0	(85.3)
Inventories	6.1	(52.5)
Other current and non-current assets	(12.3)	(5.8)
Accounts payable	10.9	49.7
Other current and non-current liabilities	13.0	(19.3)
Net cash flows provided by operating activities	130.4	21.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(70.1)	(56.4)
Acquisitions, net of cash acquired	1.0	(511.6)
Net cash flows used in investing activities	(69.1)	(568.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(0.1)	-
Cash proceeds from stock issuance	0.8	-
Excess tax benefits realized from prior exercises of restricted stock	0.9	0.6
Net transfers from B/E Aerospace, Inc.	-	509.0
Deferred acquisition payments	(91.0)	-
Net cash flows (used in) provided by financing activities	(89.4)	509.6

Effect of foreign exchange rate changes on cash and cash equivalents	(0.8)	0.4

Net decrease in cash and cash equivalents	(28.9)	(36.8)
Cash and cash equivalents, beginning of period	447.2	78.6
Cash and cash equivalents, end of period	$418.3	$41.8

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes	$7.0	$20.2
Interest	33.9	-

See accompanying notes to condensed consolidated and combined financial statements.

KLX INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited - In Millions, Except Per Share Data)

Note 1.Description of Business and Basis of Presentation

On December 17, 2014, B/E Aerospace, Inc. (“Former Parent” or “B/E Aerospace”) created an independent public company through a spin-off of its Aerospace Solutions Group (“ASG”) and Energy Services Group (“ESG”) businesses to Former Parent’s stockholders (“Spin-Off”). As a result of the Spin-Off, KLX Inc. (the “Company” or “KLX”) now operates as an independent, publicly traded company. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the three and six months ended June 30, 2014 for the number of the Company’s shares outstanding immediately following the transaction.

On February 24, 2015, the Board of Directors approved a change in the Company's fiscal year end from December 31 to January 31. This change to the new reporting cycle began February 1, 2015. As a result of the change, the Company will report a January 2015 fiscal month transition period in the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 2016.

Financial information for the three and six months ended July 31, 2014 has not been included in this Form 10-Q for the following reasons: (i) the three and six month periods ended June 30, 2014 provide a meaningful comparison for the three and six months ended July 31, 2015; (ii) there are no significant factors, seasonal or otherwise, that would impact the comparability of information if the results for the three and six months ended July 31, 2014 were presented in lieu of results for the three and six month periods ended June 30, 2014; and (iii) it was not practicable or cost justified to prepare this information.

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

Note 2.Recent Accounting Pronouncements

In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has debt issuance cost of $8.4 and $5.5 related to its secured revolving credit facility included in other assets as of July 31, 2015 and December 31, 2014, respectively.  The Company will continue to present these costs in other assets in accordance with the guidance.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory.  ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out (“LIFO”) or the retail inventory method are excluded from the scope of this update which is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s combined financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which updated the guidance in ASC Topic 835, Interest. The updated guidance is effective retrospectively for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted, including early adoption in an interim period. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company will adopt ASU 2015-03 in the fiscal year beginning February 1, 2016 and had debt issuance costs related to the 5.875% senior unsecured notes of $21.7 and $23 as of July 31, 2015 and December 31, 2014 respectively, included in other assets.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.  The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that period.  The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

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

In January 2014, the Company acquired the assets of the LT Energy Services group of companies ("LT"), an Eagle Ford Shale provider of rental equipment, for a net purchase price of approximately $102.5. In February 2014, the Company acquired the assets of Wildcat Wireline LLC ("Wildcat"), a provider of wireline services primarily in the Eagle Ford Shale and also in the Marcellus/Utica Shales, for a net purchase price of approximately $153.4. In April 2014, the Company acquired the assets of the Vision Oil Tools, LLC group of companies ("Vision"), a provider of technical services and associated rental equipment to the energy sector. Vision established a new geographical base of operations for the Company in the North Dakota (Williston/Bakken) and Rocky Mountain regions. The total purchase price was $175.7,  which included a deferred payment of $35.0,  which was paid during the first quarter of fiscal year 2015 based on the achievement of 2014 financial results. In April 2014, the Company acquired the assets of the Marcellus Gasfield Services group of companies ("MGS") engaged in manufacturing and rental of equipment in the Marcellus/Utica Shales for approximately $44.0. During June 2014, the Company acquired the assets of the Cornell Solutions group of companies ("Cornell"), which provides technical services and rental equipment to the energy sector in the Eagle Ford Shale and Permian Basin. The total purchase price was $128.2,  which included a deferred payment of $56.0,  which was paid during the first quarter of fiscal year 2015 based on the achievement of 2014 financial results. These acquisitions are referred to collectively as the "2014 Acquisitions."

For the 2014 Acquisitions, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $431.3, of which $162 was allocated to identified intangible assets, consisting of customer contracts and relationships and covenants not to compete, and $269.3 is included in goodwill. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of five years.

The 2014 and 2013 Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the 2014 and 2013 Acquisitions have been reflected in the accompanying consolidated balance sheets as of July 31, 2015 and December 31, 2014 and the results of operations for the 2014 and 2013 Acquisitions are included in the accompanying consolidated and combined statements of earnings from the respective dates of acquisition.

The Company completed its evaluation and allocation of the purchase price for the Cornell acquisition during the second quarter of fiscal 2015.

The following table summarizes the fair values of assets acquired and liabilities assumed in the 2014 and 2013 Acquisitions in accordance with ASC 805:

				Other
				2014
	Wildcat	Vision	Cornell	Acquisitions	2014	2013
Accounts receivable-trade	$0.4	$10.8	$10.5	$15.1	$36.8	$14.8
Inventories	1.3	-	-	0.4	1.7	3.9
Other current and non-current assets	-	2.4	-	0.1	2.5	0.2
Property and equipment	30.3	44.1	28.5	40.5	143.4	35.5
Goodwill	83.7	69.8	57.5	58.3	269.3	37.4
Identified intangibles	37.7	50.1	33.6	40.6	162.0	33.2
Accounts payable	-	(1.5)	(0.7)	(4.3)	(6.5)	(10.0)
Other current and non-current liabilities	-	(35.0)	(57.2)	(4.2)	(96.4)	(1.0)
Total consideration paid	$153.4	$140.7	$72.2	$146.5	$512.8	$114.0

The majority of the goodwill and other intangible assets related to the 2014 and 2013 Acquisitions is expected to be deductible for tax purposes.

On a pro forma basis to give effect to the 2013 and 2014 Acquisitions as if they occurred on January 1, 2013, revenues, net earnings and earnings per diluted share for the three months ended June 30, 2014 were $445.7,  $50.2 and $0.96, respectively, and $868.7,  $103.3 and $1.98, respectively, for the six months ended June 30, 2014.

Note 4. Inventories

Inventories, made up of finished goods, consist primarily of aerospace fasteners and consumables. The Company values inventories at the lower of cost or market, using first‑in, first‑out or weighted average cost method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with its customers and the age of the inventory, among other factors. Demand for the Company’s products can fluctuate from period to period depending on customer activity. Inventory reserves were approximately $36.5 and $33.0 as of July 31, 2015 and December 31, 2014, respectively.

Substantially all of our inventory is comprised of aerospace grade fasteners, which support original equipment manufacturer (“OEM”)  production and the aftermarket over the life of the airframe. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The provision for inventory with limited shelf life has not exceeded $0.5 on an annual basis during the past three years.

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				July 31, 2015
	Useful Life			Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value
Customer contracts and relationships	8	-	30	$538.5	$114.6	$423.9
Covenants not to compete	4	-	5	18.2	7.3	10.9
Trade names	Indefinite			17.2	-	17.2
				$573.9	$121.9	$452.0

Amortization expense associated with identifiable intangible assets was approximately $6.7 and $7.5 for the three months ended July 31, 2015 and June 30, 2014, respectively, and $13.3 and $13.8 for the six months ended July 31, 2015 and June 30, 2014, respectively. The Company currently expects to recognize amortization expense of approximately $27 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset. Goodwill decreased $57.5 as compared to December 31, 2014, as a result of purchase price allocation adjustments associated with the 2014 Acquisitions and foreign currency translation adjustments.

The fair value of the ESG reporting unit exceeded the carrying value by approximately 28% as of December 31, 2014, and approximately $310.4 of goodwill has been allocated to the ESG reporting unit as of July 31, 2015. The precipitous decline in oil and gas prices, which began in late 2014 and which has resulted in significant cut backs in capital expenditures by our oil and gas customers, continued into the second quarter of 2015. The nearly 60% year-over-year decline in North American onshore rig count has led to a reduction in our customers’ capital expenditures and has negatively impacted our business in the form of volume declines and pricing concessions across many of the service lines and geographies in which we operate. In response to these evolving industry conditions, our approach is to first ensure that we manage our ESG business prudently by closely monitoring costs while positioning our resources in those activities and regions which we believe will maximize our revenue opportunities. Secondly, our strategy is to maintain sufficient liquidity to take advantage of opportunities that will present themselves. We will also focus on operational excellence and continuous improvement initiatives. Finally, we will work hard to uncover high return acquisition opportunities over the next 18-24 months. However, there can be no assurance such measures will prevent our ESG business from suffering continued operating losses from reduction in the volume and/or pricing of its services. ESG's cash flow projections were a significant input into the December 31, 2014 fair value. If the ESG business continues to be unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the ESG reporting unit and result in a material impairment charge.

Note 6. Related Party Transactions

The condensed combined statements of earnings and comprehensive income for the three and six months ended June 30, 2014 include an allocation of general corporate expenses from B/E Aerospace.  These costs were allocated to the Company on a systematic and reasonable basis when identifiable, with the remainder allocated on the basis of costs incurred, headcount or other measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company, totaled $8.2 and $14.6 for the three and six months ended June 30, 2014, respectively. These amounts include costs for functions including executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

In connection with the Spin-Off, we have created in-house some of the functions that were previously provided to us by B/E Aerospace. In addition, we have entered into certain agreements with B/E Aerospace relating to transition services and IT services for a transitional period of approximately 24 months following the Spin-Off. In addition, we entered into an employee matters agreement and a tax sharing and indemnification agreement with B/E Aerospace in connection with the Spin-Off. This transitional support enables KLX to establish its stand-alone processes for various activities that were previously provided by B/E Aerospace and does not constitute significant continuing support of KLX’s operations. The agreements did not have a material effect on the Company’s financial statements for the three and six months ended July 31, 2015 and June 30, 2014, and the Company does not expect such agreements to have a material effect on our financial statements in the future.

Sales and cost of sales to affiliates for the three and six months ended July 31, 2015 and June 30, 2014 were not significant.

Note 7.Accrued Liabilities

Accrued liabilities consist of the following:

	July 31, 2015	December 31, 2014
Accrued salaries, vacation and related benefits	$26.0	$13.2
Income taxes payable	19.1	19.7
Accrued interest	11.8	3.1
Other accrued taxes	4.5	5.6
Other accrued liabilities	46.3	46.5
	$107.7	$88.1

Note 8.Long-Term Debt

As of July 31, 2015, long-term debt consisted of $1,200.0 aggregate principal amount of the Company’s 5.875% senior unsecured notes due 2022 (the “5.875% Notes”). As of July 31, 2015, the Company also had a $750.0 secured revolving credit facility pursuant to a credit agreement dated as of December 16, 2014 and amended and restated on May 19, 2015 (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus the applicable margin (as defined).  No amounts were outstanding under the Revolving Credit Facility as of July 31, 2015.

On May 19, 2015, we amended the secured Revolving Credit Facility to a structure tied to a borrowing base formula, and in the process increased the size to $750.0 while reducing the interest rate margins applicable to any borrowings under the Revolving Credit Facility. As a result, the Revolving Credit Facility has no maintenance financial covenants.  This Revolving Credit Facility matures in May 2020.

Letters of credit outstanding under the Revolving Credit Facility aggregated $0.5 and $0.4 at July 31, 2015 and December 31, 2014, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. There was no debt outstanding under the Revolving Credit Facility as of July 31, 2015. The fair value of the Company’s 5.875% Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,206.0 as of July 31, 2015 and December 31, 2014.

Note 10.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At July 31, 2015, future minimum lease payments under these arrangements approximated $108.3, the majority of which related to long-term real estate leases.

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

Compensation cost recognized during the three and six months ended June 30, 2014 related to grants of restricted stock and restricted stock units granted or approved by B/E Aerospace.  All unvested shares of restricted stock held by former B/E employees that joined KLX on the distribution date were converted into unvested shares of KLX on the distribution date at a ratio equal to 1.8139.  Compensation cost recognized during the three and six months ended July 31, 2015 and June 30, 2014 are related to the unvested shares converted on the distribution date and new shares of KLX restricted stock and stock options granted during 2015 was $3.4 and $0.8, and $7.1 and $1.8, respectively. Unrecognized compensation expense related to these grants was $32.3 at July 31, 2015.

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

The following table presents revenues and operating earnings by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JUNE 30,	JULY 31,	JUNE 30,
Revenues:	2015	2014	2015	2014
Aerospace solutions group	$351.7	$340.5	$699.7	$666.9
Energy services group	61.0	90.4	144.5	134.9
Total revenues	412.7	430.9	844.2	801.8
Operating earnings (1)
Aerospace solutions group	59.1	59.7	119.9	123.3
Energy services group	(26.3)	11.3	(39.6)	16.6
Total operating earnings	32.8	71.0	80.3	139.9
Interest expense (income)	20.6	(0.1)	39.2	(0.2)
Earnings before income taxes	$12.2	$71.1	$41.1	$140.1

(1)	Operating earnings include an allocation of employee benefits and general and administrative costs based on the proportion of each segment’s number of employees and sales, respectively.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JUNE 30,	JULY 31,	JUNE 30,
	2015	2014	2015	2014
Aerospace Solutions Group	$6.1	$4.4	$11.5	$8.6
Energy Services Group	28.4	31.0	58.6	47.8
	$34.5	$35.4	$70.1	$56.4

Corporate capital expenditures have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents goodwill by reportable segment:

	July 31,	December 31,
	2015	2014
Aerospace Solutions Group	$960.8	$986.3
Energy Services Group	310.4	342.4
	$1,271.2	$1,328.7

The following table presents total assets by reportable segment:

	July 31,	December 31,
	2015	2014
Aerospace Solutions Group	$3,312.5	$3,316.1
Energy Services Group	954.1	987.5
	$4,266.6	$4,303.6

Corporate assets (primarily cash and cash equivalents) of $481.1 and $531.4 at July 31, 2015 and December 31, 2014, respectively, have been allocated to the above segments based on each segment’s percentage of total assets.

Note 13.Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the KLX Plan and restricted shares based on an average share price during the period. For the three months ended July 31, 2015 and June 30, 2014, approximately 0.2  and 0.1 shares and for the six months ended July 31, 2015 and June 30, 2014, approximately 0.2 and 0.1 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three and six months ended July 31, 2015 and June 30, 2014 are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	June 30,	JULY 31,	June 30,
	2015	2014	2015	2014
Net earnings	$7.4	$45.4	$25.3	$89.4
(Shares in millions)
Basic weighted average common shares	52.2	52.2	52.2	52.2
Effect of dilutive securities - Dilutive securities	0.2	0.1	0.2	0.1
Diluted weighted average common shares	52.4	52.3	52.4	52.3

Basic net earnings per common share	$0.14	$0.87	$0.48	$1.71
Diluted net earnings per common share	$0.14	$0.87	$0.48	$1.71

Note 14.Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of July 31, 2015 and June 30, 2014,  the Company had $9.1 and  $2.5, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. Pursuant to the terms of the Tax Sharing Agreement with our former parent, B/E Aerospace, the company may be liable for income tax in certain foreign jurisdictions arising from the examination of tax years during which the company was part of the B/E Group.  The statute of limitations in these foreign jurisdictions is open for tax years 2009-2014.  There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was immaterial at July 31, 2015 and June 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data)

The following discussion and analysis addresses the results of our operations for the three and six months  ended July 31, 2015 as compared to our results of operations for the three and six months ended June 30, 2014. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. We previously reported we expect to incur approximately $25 of one-time costs related to branding, new IT system alignments and other related new public company start-up expenses. In addition, we now expect to incur approximately $15 in start-up expenses during 2015 in connection with our energy services group (“ESG”) geographical and service offering expansion initiatives.  We also reported we expect our annual recurring operating costs as a stand-alone public company will be approximately $25 higher than the expenses historically allocated to us from B/E Aerospace, Inc. (“Former Parent” or “B/E Aerospace”).

We believe, based on our experience in the industry, that we are a leading distributor and value‑added service provider of aerospace fasteners and consumables, and that we offer one of the broadest ranges of aerospace hardware,  consumables and inventory management services worldwide. Through organic growth and a number of strategic acquisitions beginning in 2001, we believe we have become our industry’s leading provider of aerospace fasteners, consumable products and supply chain management services. Through our global facilities network and advanced information technology systems, we believe we offer unparalleled service to commercial airlines, business jet and defense OEMs, maintenance, repair and overhaul (“MRO”) operators, and fixed base operators (“FBOs”). With a large and diverse global customer base, including virtually all of the world’s commercial airlines, business jet and defense OEMs, OEM subcontractors and major MRO operators across five continents, we provide access to over one million stock keeping units (“SKUs”). We serve as a distributor for every major aerospace fastener manufacturer. In order to support our vast range of custom products and services, we have invested over $100 in proprietary IT systems to create a superior technology platform. Our systems support both internal distribution processes and part attributes, along with customer services, including just-in-time (“JIT”) deliveries and kitting solutions, which we believe are unmatched by any competitor. This business is operated within our aerospace solutions group (“ASG”) segment.

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

In 2013, we initiated an expansion into the energy services sector. Over the past two years, we have acquired seven companies in the business of providing technical services and related rental equipment to oil and gas exploration and production companies. As a result, we now provide a broad range of solutions and equipment, which bring value‑added resources to a new customer base, often in remote locations. Our customers include independent and major oil and gas companies that are engaged in the exploration and production of oil and gas in North America, including in the Northeast (Marcellus and Utica Shales), Rocky Mountains (Williston and Piceance Basins), Southwest (Permian Basin and Eagle Ford Shale) and Mid‑Continent. This business is operated within our ESG segment.

We conduct our operations through strategic business units that have been aggregated under two reportable segments: ASG and ESG.

Revenues by reportable segment for the three and six months ended July 31, 2015 and June 30, 2014, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JULY 31, 2015		JUNE 30, 2014		JULY 31, 2015		JUNE 30, 2014
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
Aerospace Solutions Group	$351.7	85.2%	$340.5	79.0%	$699.7	82.9%	$666.9	83.2%
Energy Services Group	61.0	14.8%	90.4	21.0%	144.5	17.1%	134.9	16.8%
Total revenues	$412.7	100.0%	$430.9	100.0%	$844.2	100.0%	$801.8	100.0%

Revenues by geographic area (based on destination) for the three and six months  ended July 31, 2015 and June 30, 2014, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JULY 31, 2015		JUNE 30, 2014		JULY 31, 2015		JUNE 30, 2014
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
United States	$254.2	61.6%	$284.4	66.0%	$525.5	62.2%	$507.7	63.3%
Europe	96.4	23.4%	92.8	21.5%	194.8	23.1%	188.9	23.6%
Asia, Pacific Rim,
Middle East and other	62.1	15.0%	53.7	12.5%	123.9	14.7%	105.2	13.1%
Total revenues	$412.7	100.0%	$430.9	100.0%	$844.2	100.0%	$801.8	100.0%

Revenues from our domestic and foreign operations for the three and six months  ended July 31, 2015 and June 30, 2014, respectively, were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JUNE 30,	JULY 31,	JUNE 30,
	2015	2014	2015	2014
Domestic	$383.5	$361.3	$786.0	$701.9
Foreign	29.2	69.6	58.2	99.9
Total revenues	$412.7	$430.9	$844.2	$801.8

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

Vision established a new geographical base of operations for the Company in the North Dakota and Rocky Mountain regions. The total purchase price was $175.7, which included a deferred payment of $35.0,  which was paid during the first quarter of fiscal year 2015 based on the achievement of 2014 financial results. In April 2014, the Company acquired the assets of the Marcellus Gasfield Services group of companies ("MGS") engaged in manufacturing and rental of equipment in the Marcellus/Utica Shales for a net purchase price of approximately $44.0. During June 2014, the Company acquired the assets of the Cornell Solutions group of companies ("Cornell"), which provides technical services and rental equipment to the energy sector in the Eagle Ford Shale and Permian Basin. The total purchase price was $128.2, which included a deferred payment of $56.0, which was paid during the first quarter of fiscal year 2015 based on the achievement of 2014 financial results. These acquisitions are referred to collectively as the "2014 Acquisitions."

Through these seven energy services acquisitions, we have established a base of North American operations from which we are able to offer our oilfield support services and associated rental equipment in the major oil and gas regions of the U.S., including Northeastern U.S., Southwestern U.S., North Dakota, Rocky Mountains and the Mid‑Continent.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2015

COMPARED TO THREE MONTHS ENDED JUNE 30, 2014

($ in Millions, Except Backlog and Per Share Data)

	REVENUES
	THREE MONTHS ENDED		Percent
	July 31, 2015	June 30, 2014	Change
Aerospace Solutions Group	$351.7	$340.5	3.3%
Energy Services Group	61.0	90.4	(32.5)%
Total revenues	$412.7	$430.9	(4.2)%

Second quarter 2015 revenues of $412.7 decreased 4.2% as compared to the three-month period ended June 30, 2014.  On a constant currency basis by applying the same exchange rate in the current and prior periods to our foreign subsidiaries’ revenues, ASG revenues increased 5.7%. Including the negative effects of foreign exchange, ASG revenues increased 3.3%, offset by an approximate 32.5% decrease in ESG revenues.

Cost of sales for the second quarter of 2015 was $315.3, or 76.4% of sales, including $5.0 of non-recurring costs and expenses related to post Spin-Off activities and start up costs. Cost of sales increased by $15.4, or 5.1% as compared to the three-month period ended June 30, 2014 as a result of the higher sales in our ASG segment and higher depreciation expense resulting from investments to support growth initiatives in our ESG segment. The higher cost of sales as a percentage of revenues is primarily the result of volume declines and pricing concessions across many of the service lines and geographies in which our ESG business operates and a $5.4 increase in depreciation expense.

Selling, general and administrative (“SG&A”) expenses during the three months ended July 31, 2015,  including $9.1 of non-recurring costs and expenses related to post Spin-Off activities and start up costs, were $64.6, or 15.7% of revenues, as compared with $60, or 13.9% of revenues, in the prior year period. The increase in SG&A expense in the current year is primarily due to post Spin-Off activities and start-up costs ($9.1) and an increase in spending associated with being a stand-alone public company ($7.6).

Operating earnings for the three months ended July 31, 2015, including $14.1 of costs and expenses related to post Spin-Off activities and start-up costs, were $32.8. Operating margin in the 2015 period of 7.9% decreased by approximately 860 basis points as compared with the prior year period primarily due to the volume declines,  pricing concessions and post Spin-Off activities and start-up costs ($14.1),  and a $5.4 increase in depreciation expense.

Interest expense for the three months ended July 31, 2015 was $20.6 as compared with $0.1 of interest income in the prior year, reflecting our pre-Spin-Off capital structure (100% owned by B/E Aerospace and no KLX-level indebtedness).

Income tax expense for the three months ended July 31, 2015 of $4.8, or 39.3% of earnings before income taxes, decreased $20.9 due to a $58.9 decrease in earnings before income taxes offset by a difference in tax rates (36.1% in the prior year). The portion of income tax expense that we have paid to date in cash for the 2015 period is approximately $3.4 due to tax deductible goodwill and intangibles arising from prior acquisitions. The difference between the expected cash liability and the provision for income taxes is reflected as a deferred tax liability. The Company’s effective tax rate can fluctuate as operations and the local country tax rates fluctuate due to the number of tax jurisdictions in which the Company operates.

Net earnings and net earnings per share for the three months ended July 31, 2015 were $7.4 and $0.14, respectively.

Segment Results

The following is a summary of operating earnings by segment:

	THREE MONTHS ENDED		Percent
	July 31, 2015	June 30, 2014	Change
Aerospace Solutions Group	$59.1	$59.7	(1.0)%
Energy Services Group	(26.3)	11.3	(332.7)%
Total operating earnings	$32.8	$71.0	(53.8)%

Second quarter 2015 ASG revenues grew 3.3% (5.7% on a constant currency basis by applying the same exchange rate in the current and prior periods to our foreign subsidiaries’ revenues) to $351.7. ASG second quarter 2015 operating earnings and operating margin were  $59.1 and 16.8%, respectively, as compared with $59.7 and 17.5%, respectively, in the prior year period.   Including ongoing public company costs in both periods as if the Spin-Off had occurred on January 1, 2014, adjusted operating margin in the 2015 period increased by 190 basis points.  Second quarter 2015 revenues for our ASG business represent an all-time quarterly record. ASG’s strong second quarter performance was driven by growing demand from a broad range of commercial aerospace manufacturing customers. During the second quarter, as in the first quarter, ASG experienced strong growth from its commercial aerospace customers, somewhat offset by a decline in demand from the business jet and military portion of our business. Revenues from our global aerospace manufacturing customers continue to outpace aftermarket revenues, which on a constant currency basis increased 1.5% as compared with the prior year period, reflecting the record number of retirements of aging aircraft. The retirements of aging aircraft almost always occur immediately before their heavy maintenance checks. Over the last six years, nearly 3,500 aircraft have been retired and the average age of the commercial fleet has significantly declined. As the approximately 7,700 new aircraft delivered over the last six years begin to require heavy maintenance, we should experience a gradual return to historical aftermarket growth rates over the next two to three years.

Second quarter 2015 ESG revenues were $61.0 and operating loss was $26.3,  reflecting the challenging operating conditions that began in late 2014 and which have continued to deteriorate. ESG’s financial performance reflects the 60% decrease in the price of oil, the nearly 60% decrease in the number of North American onshore drilling rigs, and the resulting significant cut backs in capital expenditures by our oil and gas customers. In addition, pricing pressures throughout the energy services sector contributed significantly to ESG’s current period financial performance.

The current industry environment has resulted in essentially all industry participants engaging in major restructuring and numerous downsizing activities. This has further expanded ESG’s opportunities to build out our infrastructure. We remain committed to our business plan of seeking out opportunities to invest in both an expansion of our capabilities and a strengthening of our geographic footprint. Over the last six months, we have hired approximately 100 highly skilled technicians and other industry leaders who have significantly expanded our capabilities and customer relationships. At the same time, we are not immune to financial challenges facing the oil and gas industry and have sought to respond to current market conditions by significantly reducing our ongoing variable costs. We continue to closely examine our operations in order to optimize our geographical presence and service offerings, but only to the extent that it does not compromise our longer term business outlook. During the first half of 2015, we substantially broadened ESG’s range of services and expanded our service offerings into the Casper, Riverton and Rock Springs, Wyoming markets and the Enid, Oklahoma and Bossier City, Louisiana markets. The start-up costs associated with these expansion activities negatively impacted our cost base and resultant profitability by approximately $4.5 million during the second quarter. We expect these investments to deliver superior returns when the industry recovers. While we expect the very difficult industry headwinds to continue well into 2016, we remain confident that our ESG segment is well positioned to take advantage of the extraordinary opportunities which are occurring as a result of these industry conditions.

SIX MONTHS ENDED JULY 31, 2015

AS COMPARED TO SIX MONTHS ENDED JUNE 30, 2014

	REVENUES
	SIX MONTHS ENDED		Percent
	July 31, 2015	June 30, 2014	Change
Aerospace Solutions Group	$699.7	$666.9	4.9%
Energy Services Group	144.5	134.9	7.1%
Total revenues	$844.2	$801.8	5.3%

Revenues for the six months ended July 31, 2015 of $844.2 increased 7.3% on a constant currency basis, by applying the same exchange rate in the current and prior periods to our foreign subsidiaries’ revenues, as compared with the prior year period. Including the negative effects of foreign exchange, revenues increased 5.3%.

Cost of sales for the six month period ended July 31, 2015 was $639.2, or 75.7% of sales, as compared to the six month period ended June 30, 2014 of $555.7, or 69.3% of sales. The current period cost of sales includes $9.0 of non-recurring costs and expenses related to post Spin-Off activities and start up costs. The higher cost of sales as a percentage of revenues is primarily the result of volume declines and pricing concessions across many of the service lines and geographies in which our ESG business operates and a $14.4 increase in depreciation expense.

Selling, general and administrative (“SG&A”) expenses during the six months ended July 31, 2015, including $13.5 of costs and expenses related to post Spin-Off activities and start up costs, were $124.7, or 14.8% of revenues, as compared with $106.2, or 13.2% of revenues, in the prior year period. The increase in SG&A expense in the current year is primarily due to post Spin-Off activities and start-up costs ($13.5) and an increase in spending associated with being a stand-alone public company ($12.7).

Operating earnings for the six months ended July 31, 2015, including $22.5 of costs and expenses related to post Spin-Off activities and start-up costs, were $80.3 and decreased 42.6% as compared with the six-month period ended June 30, 2014.  Operating margin in the 2015 six-month period of 9.5% decreased by approximately 790 basis points as compared with the prior year six-month period primarily due to the volume declines, pricing concessions and post Spin-Off activities and start-up costs ($22.5), and a $14.4 increase in depreciation expense.

Interest expense for the six months ended July 31, 2015 was $39.2 as compared with $0.2 of interest income in the prior year, reflecting our pre-Spin-Off capital structure (100% owned by B/E Aerospace and no KLX-level indebtedness).

Income tax expense for the six months ended July 31, 2015 of $15.8, or 38.4% of earnings before income taxes, decreased $34.9 due to a $99.0 decrease in earnings before income taxes offset by differences in tax rates (36.2% in the prior year). The portion of income tax expense that we have paid to date in cash for the 2015 period is approximately $7.0 due to tax deductible goodwill and intangibles arising from prior acquisitions. The difference between the expected cash liability and the provision for income taxes is reflected as a deferred tax liability. The Company’s effective tax rate can fluctuate as operations and the local country tax rates fluctuate due to the number of tax jurisdictions in which the Company operates.

Net earnings and net earnings per share for the six months ended July 31, 2015 were $25.3 and $0.48, respectively.

Segment Results

The following is a summary of operating earnings by segment:

	SIX MONTHS ENDED		Percent
	July 31, 2015	June 30, 2014	Change
Aerospace Solutions Group	$119.9	$123.3	(2.8)%
Energy Services Group	(39.6)	16.6	(338.6)%
Total operating earnings	$80.3	$139.9	(42.6)%

ASG revenues for the six months ended July 31, 2015 grew 7.3% on a constant currency basis, by applying the same exchange rate in the current and prior periods to our foreign subsidiaries’ revenues, to $699.7. Including the negative effects of exchange, ASG revenues increased 4.9%. ASG operating earnings and operating margin for the six months ended July 31, 2015 were $119.9 and 17.1%, respectively, as compared with 123.3 and 18.5%, respectively, in the six months ended June 30, 2014.  Including ongoing public company costs in both periods as if the Spin-Off had occurred on January 1, 2014, adjusted operating margin in the 2015 period increased by 130 basis points.

ESG revenues for the six months ended July 31, 2015 increased 7.1% to $144.5 and operating loss was $39.6, reflecting the lower pricing environment and the nearly 60% decline in the number of North American onshore drilling rigs. Revenues increased by 7.1%, and operating earnings declined by approximately $56.2 as compared with the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Cash on hand at July 31, 2015 decreased by $52.5 as compared with cash on hand at December 31, 2014 primarily as a result of cash flows from operating activities of $115.3 offset by capital expenditures of $70.1 and deferred acquisition payments of $91.0. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity consist of cash on hand, cash flow from operations and availability under our $750.0 Revolving Credit Facility. At July 31, 2015, we had approximately $418.3 of cash and cash equivalents. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

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

Working Capital

Working capital as of July 31, 2015 was $1,862.5, an increase of $36.6, as compared with working capital at December 31, 2014. As of July 31, 2015,  total current assets decreased by $32.6 and total current liabilities decreased by $69.2 as compared with the prior fiscal year end amounts. Total current assets decreased primarily as a result of a $52.5 decrease in cash offset by a $26.2 increase in inventories. The decrease in total current liabilities was primarily due to a $19.6 increase in accrued liabilities offset by the payment of $92.2 of deferred acquisition payments.

Cash Flows

As of July 31, 2015, our cash and cash equivalents were $418.3 as compared to $470.8 at December 31, 2014.  Cash generated from operating activities was $130.4 for the six months ended July 31, 2015, as compared to $21.2 in the six months ended June 30, 2014, reflecting the 5.3%  increase in revenues and a corresponding 9.6%  increase in working capital, (net of cash) and reflecting essentially no growth in ASG inventories over the first six months of fiscal 2015 despite the 7.3% (on a constant currency basis) increase in ASG revenues.  The primary sources of cash from operations during the six months ended July 31, 2015 were net earnings of $25.3,  adjusted by depreciation and amortization of $42.6, an increase in deferred income taxes of $20.6, a $16.0 decrease in accounts receivable and a  $23.9 increase in accounts payable and accrued liabilities.

Capital Spending

Our capital expenditures were $70.1 and $56.4 during the six months ended July 31, 2015 and June 30, 2014, respectively. We expect to incur approximately $115 in capital expenditures for the year ending January 31, 2016 to support selective investments to expand our product offerings in key geographies at ESG and for information technology systems to support our business following our Spin-Off from B/E Aerospace. We expect capital expenditures for rental equipment to be higher than the historical periods because of the addition of the ESG business and our planned opportunistic investments in new equipment to support ESG’s expanded geographical presence and product offerings. We expect to fund future capital expenditures from cash on hand, cash flow from operations and from funds available from our secured $750.0 Revolving Credit Facility (which was undrawn at July 31, 2015).

Outstanding Debt and Other Financing Arrangements

Long-term debt at July 31, 2015 totaled $1,200.0 and consisted of our 5.875% senior unsecured notes.

In connection with the Spin‑Off, we issued $1,200.0 of 5.875% senior unsecured notes due 2022. The net proceeds from the notes issuance was approximately $1,172.1, of which $750.0 was distributed to B/E Aerospace, leaving us with net proceeds of approximately $422 of which approximately $91.0 was used to settle deferred payments associated with acquisitions we made in 2014. We also entered into a $500 secured Revolving Credit Facility, secured by substantially all of our assets and guaranteed by our subsidiaries, which bears interest at the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined).  No amounts were outstanding under this credit facility as of July 31, 2015.  On May 19, 2015, we amended and restated this secured Revolving Credit Facility to a structure tied to a borrowing base formula, and in the process increased the size to $750.0 while reducing the interest rate margins applicable to any borrowings under the facility. The Revolving Credit Facility matures in May 2020.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of July 31, 2015. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.9	$1.5	$1.9	$0.9	$0.7	$1,214.7	$1,220.6
Operating leases	9.9	18.2	15.9	12.9	18.9	32.5	108.3
Future interest payments on outstanding debt (2)	72.0	72.5	72.5	72.5	72.5	213.7	575.7
Total	$82.8	$92.2	$90.3	$86.3	$92.1	$1,460.9	$1,904.6

Commercial Commitments
Letters of credit	0.5	--	--	--	--	--	0.5

(1)

Our liability for unrecognized tax benefits of $10.2, including related interests and penalties at July 31, 2015, has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our combined financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements totaled approximately $108.3 at July 31, 2015.

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

The fair value of the ESG reporting unit exceeded the carrying value by approximately 28% as of December 31, 2014, and approximately $310.4 of goodwill has been allocated to the ESG reporting unit as of July 31, 2015. The precipitous decline in oil and gas prices, which began in late 2014 and which has resulted in significant cut backs in capital expenditures by our oil and gas customers, continued into the second quarter of 2015. The nearly 60% year-over-year decline in North American onshore rig count has led to a reduction in our customers’ capital expenditures and has negatively impacted our business in the form of volume declines and pricing concessions across many of the service lines and geographies in which we operate. In response to these evolving industry conditions, our approach is to first ensure that we manage our ESG business prudently by closely monitoring costs while positioning our resources in those activities and regions which we believe will maximize our revenue opportunities. Secondly, our strategy is to maintain sufficient liquidity to take advantage of opportunities that will present themselves. We will also focus on operational excellence and continuous improvement initiatives. Finally, we will work hard to uncover high return acquisition opportunities over the next 18-24 months. However, there can be no assurance such measures will prevent our ESG business from suffering continued operating losses from reduction in the volume and/or pricing of its services. ESG's cash flow projections were a significant input into the December 31, 2014 fair value. If the ESG business continues to be unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the ESG reporting unit and result in a material impairment charge.

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

•failure to have the Spin-Off qualified as a reorganization for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended, or our inability to achieve some or all of the benefits of the Spin-Off;

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At July 31, 2015, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of July 31, 2015, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of July 31, 2015,  we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of July 31, 2015, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2015.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Annual Meeting of Stockholders of the Company took place on August 26, 2015.  Proxies for the meeting were solicited and the proposals described below were submitted to a vote of the Company’s stockholders at the annual meeting.  The following is a brief description of each matter voted on and the results of voting.

1.	Election of Three Class I Directors.

2.	Approval of a Non-Binding Advisory Vote on Executive Compensation.

3.	Approval of the Frequency of a Non-Binding Advisory Vote on Executive Compensation.

4.	Ratification of the Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the Year Ending January 31, 2016.

5.	Approval of Section 162(m) Performance Goals and Annual Grant Limitations under the KLX Inc. Long-Term Incentive Plan.

The number of shares voted for, against and abstained/withheld, as well as the number of broker non-votes, were as follows:

	For	Against	Abstained/Withheld	Non-Votes
1. Election of Class I Directors
Amin J. Khoury	39,493,158	-	4,868,234	3,287,636
John T. Collins	41,456,838	-	2,904,554	3,287,636
Peter V. Del Presto	41,688,923	-	2,672,469	3,287,636
2. Non-Binding Advisory Vote on Executive Compensation	29,406,724	14,811,581	143,087	3,287,636
3. Frequency of Non-Binding Advisory Vote on Executive Compensation			138,253	3,287,636
Once Every Year	40,206,739	-	-	-
Once Every Two Years	44,000	-	-	-
Once Every Three Years	3,972,400	-	-	-
4. Approval of Section 162(m) Performance Goals and Annual Grant Limitations under the KLX Inc. Long-Term Incentive Plan	43,485,818	733,449	142,125	3,287,636
5. Ratification of Appointment of Deloitte & Touche LLP	47,474,761	30,850	143,417	-

ITEM 6. EXHIBITS

Exhibit 10(iii) – Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.1

Credit Agreement, dated as of May 19, 2015, by and between KLX Inc., the several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s current report on form 8-K filed with the SEC on May 20, 2015).

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

KLX INC.

Date: August 28, 2015	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

	By:	/s/ Michael F. Senft
Michael F. Senft
Vice President, Chief Financial Officer
and Treasurer