Form 10-Q
period 2015-10-31
KLX Inc.
filed 2015-12-03
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended October 31, 2015

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

The registrant has one class of common stock, $0.01 par value, of which,  52,779,093 shares were outstanding as of November 30, 2015.

KLX INC.

Form 10-Q for the Quarter Ended October 31, 2015

		Page
Part I	Financial Information

Item 1.	Condensed Consolidated and Combined Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of October 31, 2015 and December 31, 2014	3

	Condensed Consolidated and Combined Statements of Earnings and Comprehensive (Loss) Income for the Three and Nine Months Ended October 31, 2015 and September 30, 2014	4

	Condensed Consolidated and Combined Statements of Cash Flows for the Nine Months Ended October 31, 2015 and September 30, 2014	5

	Notes to Condensed Consolidated and Combined Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29
Part II	Other Information
Item 6.	Exhibits	30

Signatures		31

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

KLX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share Data)

	October 31,	December 31,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$449.0	$470.8
Accounts receivable–trade, less allowance for doubtful accounts ($8.9 at October 31, 2015 and $8.1 at December 31, 2014)	269.3	308.0
Inventories, net	1,310.4	1,289.2
Deferred income taxes	44.2	37.5
Other current assets	40.1	50.6
Total current assets	2,113.0	2,156.1

Property and equipment, net of accumulated depreciation ($106.4 at October 31, 2015 and $63.1 at December 31, 2014)	246.4	332.2
Goodwill	960.6	1,328.7
Identifiable intangible assets, net	268.4	442.3
Deferred income tax asset	115.4	—
Other assets	47.8	44.3
	$3,751.6	$4,303.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$142.4	$149.9
Deferred acquisition payments	—	92.2
Accrued liabilities	129.6	88.1
Total current liabilities	272.0	330.2

Long-term debt	1,200.0	1,200.0
Deferred income taxes	14.7	123.5
Other non-current liabilities	31.7	29.6

Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 250.0 million shares authorized; 52.8 million and 52.5 million shares issued as of October 31, 2015 and December 31, 2014, respectively	0.5	0.5
Additional paid-in capital	2,659.1	2,644.1
Treasury stock: 1,532 shares at October 31, 2015	(0.1)	—
Retained (deficit) earnings	(364.2)	4.2
Accumulated other comprehensive loss	(62.1)	(28.5)
Total stockholders’ equity	2,233.2	2,620.3
	$3,751.6	$4,303.6

See accompanying notes to condensed consolidated and combined financial statements.

KLX INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF EARNINGS

AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	SEPTEMBER 30,	OCTOBER 31,	SEPTEMBER 30,
	2015	2014	2015	2014
Product revenues	$306.7	$326.3	$1,006.4	$993.2
Service revenues	58.3	126.9	202.8	261.8
Total revenues	365.0	453.2	1,209.2	1,255.0
Cost of sales - products	213.7	231.7	705.7	693.0
Cost of sales - services	65.4	85.2	212.6	179.6
Total cost of sales	279.1	316.9	918.3	872.6
Selling, general and administrative	65.0	61.3	189.7	167.5
Goodwill impairment charge	310.4	-	310.4	-
Long-lived asset impairment charge	329.8	-	329.8	-
Operating (loss) earnings	(619.3)	75.0	(539.0)	214.9
Interest expense (income)	19.0	(0.1)	58.2	(0.3)
(Loss) earnings before income taxes	(638.3)	75.1	(597.2)	215.2
Income tax (benefit) expense	(237.5)	43.8	(221.7)	94.5
Net (loss) earnings	$(400.8)	$31.3	$(375.5)	$120.7

Other comprehensive (loss) income:
Foreign currency translation adjustment	(0.4)	(31.6)	(6.6)	(34.1)
Comprehensive (loss) income	$(401.2)	$(0.3)	$(382.1)	$86.6
Net (loss) earnings per share - basic	$(7.68)	$0.60	$(7.19)	$2.31
Net (loss) earnings per share - diluted	$(7.68)	$0.60	$(7.19)	$2.31

See accompanying notes to condensed consolidated and combined financial statements.

KLX INC.

CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	NINE MONTHS ENDED
	OCTOBER 31,	SEPTEMBER 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(375.5)	$120.7
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	59.8	47.3
Deferred income taxes	(226.6)	20.2
Asset impairment charge	640.2	-
Non-cash compensation	10.9	2.7
Excess tax benefits realized from prior exercises of restricted stock	(0.9)	(0.9)
Provision for doubtful accounts	0.9	0.6
Loss on disposal of property and equipment	2.8	0.4
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	33.6	(94.8)
Inventories	9.0	(75.4)
Other current and non-current assets	7.6	(6.7)
Accounts payable	(0.1)	128.9
Other current and non-current liabilities	35.8	(18.9)
Net cash flows provided by operating activities	197.5	124.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(106.4)	(89.3)
Acquisitions, net of cash acquired	1.0	(512.3)
Net cash flows used in investing activities	(105.4)	(601.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(0.1)	-
Cash proceeds from stock issuance	0.7	-
Excess tax benefits realized from prior exercises of restricted stock	0.9	0.9
Net transfers from B/E Aerospace, Inc.	-	437.7
Deferred acquisition payments	(90.8)	-
Net cash flows (used in) provided by financing activities	(89.3)	438.6

Effect of foreign exchange rate changes on cash and cash equivalents	(1.0)	(2.5)

Net increase (decrease) in cash and cash equivalents	1.8	(41.4)
Cash and cash equivalents, beginning of period	447.2	78.6
Cash and cash equivalents, end of period	$449.0	$37.2

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes	$9.1	$21.0
Interest	35.2	-

See accompanying notes to condensed consolidated and combined financial statements.

KLX INC.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(Unaudited - In Millions, Except Per Share Data)

Note 1.Description of Business and Basis of Presentation

On December 17, 2014, B/E Aerospace, Inc. (“Former Parent” or “B/E Aerospace”) created an independent public company through a spin-off of its Aerospace Solutions Group (“ASG”) and Energy Services Group (“ESG”) businesses to Former Parent’s stockholders (“Spin-Off”). As a result of the Spin-Off, KLX Inc. (the “Company” or “KLX”) now operates as an independent, publicly traded company. Basic and diluted earnings per common share and the average number of common shares outstanding were retrospectively restated for the three and nine months ended September 30, 2014 for the number of the Company’s shares outstanding immediately following the transaction.

On February 24, 2015, the Board of Directors approved a change in the Company's fiscal year end from December 31 to January 31. This change to the new reporting cycle began February 1, 2015. As a result of the change, the Company will report a January 2015 fiscal month transition period in the Company's Annual Report on Form 10-K for the fiscal year ending January 31, 2016.

Financial information for the three and nine months ended October 31, 2014 has not been included in this Form 10-Q for the following reasons: (i) the three and nine month periods ended September 30, 2014 provide a meaningful comparison for the three and nine months ended October 31, 2015; (ii) there are no significant factors, seasonal or otherwise, that would impact the comparability of information if the results for the three and nine months ended October 31, 2014 were presented in lieu of results for the three and nine month periods ended September 30, 2014; and (iii) it was not practicable or cost justified to prepare this information.

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

Note 2.Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740).  ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805).  ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this Update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective for fiscal years and interim periods beginning after December 15, 2015.  The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 clarifies the guidance in ASU 2015-03 regarding presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC Staff announced they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company has debt issuance cost of $7.7 and $5.5 related to its secured revolving credit facility included in other assets as of October 31, 2015 and December 31, 2014, respectively.  The Company will continue to present these costs in other assets in accordance with the guidance.

In July 2015, FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. ASU 2015-11 requires that inventory be measured at the lower of cost or net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory measured using last-in, first-out (“LIFO”) or the retail inventory method are excluded from the scope of this update which is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which updated the guidance in ASC Topic 835, Interest. The updated guidance is effective retrospectively for annual periods and interim periods within the annual periods beginning after December 15, 2015. Early adoption is permitted, including early adoption in an interim period. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The Company will adopt ASU 2015-03 in the fourth quarter of fiscal year 2015 and had debt issuance costs related to the 5.875% senior unsecured notes of $21.1 and $23.0 as of October 31, 2015 and December 31, 2014 respectively, included in other assets.

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

Note 3.Business Combinations

During 2013, the Company acquired the assets of Blue Dot Energy Services, LLC (“Blue Dot”) and Bulldog Frac Rentals, LLC (“Bulldog”) (the “2013 Acquisitions”), providers of parts distribution, rental equipment and on-site services to the oil and gas industry, for a net purchase price of $114.0. The excess of the purchase price over the fair value of the identifiable assets acquired approximated $70.6, of which $33.2 was allocated to identified intangible assets, consisting of customer contracts and relationships and covenants not to compete, and $37.4 was included in goodwill. The useful life assigned to the customer contracts and relationships was 20 years, and the covenants not to compete were being amortized over their contractual periods of five years. The customer contracts and relationships and the covenants not to compete were both impaired and fully written off as of October 31, 2015. See note 5 for a discussion of the asset impairment charge recorded during the three and nine months ended October 31, 2015.

In January 2014, the Company acquired the assets of the LT Energy Services group of companies ("LT"), an Eagle Ford Shale provider of rental equipment, for a net purchase price of approximately $102.5. In February 2014, the Company acquired the assets of Wildcat Wireline LLC ("Wildcat"), a provider of wireline services primarily in the Eagle Ford Shale and also in the Marcellus/Utica Shales, for a net purchase price of approximately $153.4. In April 2014, the Company acquired the assets of the Vision Oil Tools, LLC group of companies ("Vision"), a provider of technical services and associated rental equipment to the energy sector. Vision established a new geographical base of operations for the Company in the North Dakota (Williston/Bakken) and Rocky Mountain regions. The total purchase price was $175.7,  which included a deferred payment of $35.0,  which was paid during the first quarter of fiscal year 2015 based on the achievement of 2014 financial results. In April 2014, the Company acquired the assets of the Marcellus Gasfield Services group of companies ("MGS") engaged in manufacturing and rental of equipment in the Marcellus/Utica Shales for approximately $44.0. During June 2014, the Company acquired the assets of the Cornell Solutions group of companies ("Cornell"), which provides technical services and rental equipment to the energy sector in the Eagle Ford Shale and Permian Basin. The total purchase price was $128.2,  which included a deferred payment of $56.0,  which was paid during the first quarter of fiscal year 2015 based on the achievement of 2014 financial results. These acquisitions are referred to collectively as the "2014 Acquisitions".

For the 2014 Acquisitions, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $431.3, of which $162.0 was allocated to identified intangible assets, consisting of customer contracts and relationships and covenants not to compete, and $269.3 was included in goodwill. The useful life assigned to the customer contracts and relationships was 20 years, and the covenants not to compete were being amortized over their contractual periods of five years. The customer contracts and relationships and the covenants not to compete were both impaired and fully written off as of October 31, 2015. See Note 5 for a discussion of the asset impairment charge recorded during the three and nine months ended October 31, 2015.

The 2014 and 2013 Acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed for the 2014 and 2013 Acquisitions have been reflected in the accompanying consolidated balance sheets as of October 31, 2015 and December 31, 2014 and the results of operations for the 2014 and 2013 Acquisitions are included in the accompanying consolidated and combined statements of earnings from the respective dates of acquisition.

The following table summarizes the fair values of assets acquired and liabilities assumed in the 2014 and 2013 Acquisitions in accordance with ASC 805:

				Other
				2014
	Wildcat	Vision	Cornell	Acquisitions	2014	2013
Accounts receivable-trade	$0.4	$10.8	$10.5	$15.1	$36.8	$14.8
Inventories	1.3	—	—	0.4	1.7	3.9
Other current and non-current assets	—	2.4	—	0.1	2.5	0.2
Property and equipment	30.3	44.1	28.5	40.5	143.4	35.5
Goodwill	83.7	69.8	57.5	58.3	269.3	37.4
Identified intangibles	37.7	50.1	33.6	40.6	162.0	33.2
Accounts payable	—	(1.5)	(0.7)	(4.3)	(6.5)	(10.0)
Other current and non-current liabilities	—	(35.0)	(57.2)	(4.2)	(96.4)	(1.0)
Total consideration paid	$153.4	$140.7	$72.2	$146.5	$512.8	$114.0

The majority of the goodwill and other intangible assets related to the 2014 and 2013 Acquisitions is expected to be deductible for tax purposes. See note 5 for a discussion of the asset impairment charge recorded during the three and nine months ended October 31, 2015.

On a pro forma basis to give effect to the 2013 and 2014 Acquisitions as if they occurred on January 1, 2013, revenues, net earnings and earnings per diluted share for the three months ended September 30, 2014 were  $453.2, $29.8 and $0.57, respectively, and $1,321.9, $133.1 and $2.54, respectively, for the nine months ended September 30, 2014.

Note 4. Inventories

Inventories, made up of finished goods, consist primarily of aerospace fasteners and consumables. The Company values inventories at the lower of cost or market, using first‑in, first‑out or weighted average cost method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with its customers and the age of the inventory, among other factors. Demand for the Company’s products can fluctuate from period to period depending on customer activity. Inventory reserves were approximately $37.9 and $33.0 as of October 31, 2015 and December 31, 2014, respectively.

Substantially all of our inventory is comprised of aerospace grade fasteners, which support original equipment manufacturer (“OEM”) production and the aftermarket over the life of the airframe. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The annual provision for inventory with limited shelf life has historically not been material.

Note 5.Goodwill and Long-lived Assets

Goodwill and indefinite life intangible assets are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.  The continued downturn in the oil and gas industry, including the approximate 60 percent decrease in the price of oil, the approximate 60 percent decrease in the number of onshore drilling rigs and the resulting significant cut backs in the capital expenditures of our customers, represented a significant adverse change in the business climate, which indicated that the ESG reporting unit’s goodwill may be impaired and ESG asset group’s long-lived assets may not be recoverable.  As a result, during the three months ended October 31, 2015, the Company performed an interim goodwill impairment test and a long-lived asset recoverability test.

The valuation of the ESG reporting unit goodwill step one impairment test was estimated using the guideline public company analysis and the discounted cash flow analysis, which were equally weighted in the fair value analysis. See “Note 9 – Fair Value Measurements” for additional information regarding the fair value determination.  The results of the first step of the goodwill impairment test as of August 31, 2015, indicated that goodwill was impaired because the carrying value of the reporting unit exceeded the fair value of the first step test.  Accordingly, the Company is in the process of finalizing the second step goodwill impairment test of the ESG reporting unit, which preliminarily resulted in a $310.4 goodwill impairment charge, which is included in the goodwill impairment expense in the condensed consolidated and combined statement of earnings and comprehensive (loss) income for the three and nine months ended October 31, 2015.

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based on the impairment indicators above, we performed a long-lived asset impairment analysis and concluded the carrying amount of the long-lived assets exceeded the undiscounted cash flows of the ESG asset group.  As a result, we are in the process of completing a long-lived asset impairment test and have recorded a preliminary $329.8 long-lived asset impairment charge, $177.8 related to identified intangible assets and $152.0 related to property and equipment, which is included in the long-lived asset impairment expense in the condensed consolidated and combined statement of earnings and comprehensive (loss) income for the three and nine months ended October 31, 2015.

The charges reflect the full value of the goodwill and identified intangible assets attributable to the ESG segment, leaving the ESG segment with no intangible assets on its books. Due to the significant effort that is required to determine the implied fair value of the reporting unit goodwill and the fair value of ESG’s long-lived assets in the current market environment, the Company was unable to finalize the valuation of the ESG reporting unit goodwill and the long-lived asset impairment analysis as of October 31, 2015.  The Company will finalize the impairment analyses during the fourth quarter.

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				October 31, 2015
	Useful Life			Original	Accumulated	Impairment	Net Book
	(Years)			Cost	Amortization	Charge	Value
Customer contracts and relationships	8	-	30	$538.5	$120.4	$167.1	$251.0
Covenants not to compete	4	-	5	18.2	7.3	10.7	0.2
Trade names	Indefinite			17.2	-	-	17.2
				$573.9	$127.7	$177.8	$268.4

Substantially all of the unamortized long-lived assets and goodwill at October 31, 2015 relates to the ASG segment.  Exclusive of the aforementioned asset impairment charge, amortization expense associated with identifiable intangible assets was approximately $5.8 and $8.4 for the three months ended October 31, 2015 and September 30, 2014, respectively, and $19.1 and $22.2 for the nine months ended October 31, 2015 and September 30, 2014, respectively. The Company currently expects to recognize amortization expense of approximately $16.8 in each of the next five fiscal years (primarily related to our ASG business). The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.

Note 6. Related Party Transactions

The condensed consolidated and combined statements of earnings and comprehensive (loss) income for the three and nine months ended September 30, 2014 include an allocation of general corporate expenses from B/E Aerospace.  These costs were allocated to the Company on a systematic and reasonable basis when identifiable, with the remainder allocated on the basis of costs incurred, headcount or other measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company, totaled $13.1 and $27.7 for the three and nine months ended September 30, 2014, respectively. These amounts include costs for functions including executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

Following the Spin-Off, we created in-house substantially all of the functions that were previously provided to us by B/E Aerospace. In addition, we have entered into certain agreements with B/E Aerospace relating to transition services and IT services for a transitional period of approximately 24 months following the Spin-Off. In addition, we entered into an employee matters agreement and a tax sharing and indemnification agreement with B/E Aerospace in connection with the Spin-Off. This transitional support enables KLX to establish its stand-alone processes for various activities that were previously provided by B/E Aerospace and does not constitute significant continuing support of KLX’s operations. The agreements did not have a material effect on the Company’s financial statements for the three and nine months ended October 31, 2015 and September 30, 2014, and the Company does not expect such agreements to have a material effect on our financial statements in the future.

Sales and cost of sales to affiliates for the three and nine months ended October 31, 2015 and September 30, 2014 were not significant.

Note 7.Accrued Liabilities

Accrued liabilities consist of the following:

	October 31, 2015	December 31, 2014
Accrued salaries, vacation and related benefits	$32.0	$13.2
Income taxes payable	19.3	19.7
Accrued interest	29.4	3.1
Other accrued taxes	5.4	5.6
Other accrued liabilities	43.5	46.5
	$129.6	$88.1

Note 8.Long-Term Debt

As of October 31, 2015, long-term debt consisted of $1,200.0 aggregate principal amount of the Company’s  5.875% senior unsecured notes due 2022 (the “5.875% Notes”). As of October 31, 2015, the Company also had a $750.0 secured revolving credit facility pursuant to a credit agreement dated as of December 16, 2014 and amended and restated on May 19, 2015 (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus the applicable margin (as defined).  No amounts were outstanding under the Revolving Credit Facility as of October 31, 2015.

The Revolving Credit Facility is tied to a borrowing base formula, and has no maintenance financial covenants.  This Revolving Credit Facility matures in May 2020.

Letters of credit outstanding under the Revolving Credit Facility aggregated $3.2 and $0.4 at October 31, 2015 and December 31, 2014, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. There was no debt outstanding under the Revolving Credit Facility as of October 31, 2015. The fair value of the Company’s 5.875% Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,228.6 and $1,206.0 as of October 31, 2015 and December 31, 2014, respectively.

Goodwill and long-lived assets, including property and equipment and purchased intangibles subject to amortization were impaired and written down to their estimated fair values during the third quarter of fiscal year 2015.  The goodwill level 3 fair value was determined using an income based approach utilizing estimates of future cash flow, discount rate, and long-term growth rate, all of which were unobservable.  The long-lived asset level 3 fair value was determined using a combination of the cost approach and the market approach, which used inputs that included replacement costs (unobservable), physical deterioration estimates (unobservable), economic obsolescence (unobservable), and market sales data for comparable assets.

The following table summarizes impairments of goodwill and long-lived assets and the related post-impairment fair values of the corresponding ESG assets for the three and nine months ended October 31, 2015:

	THREE AND NINE MONTHS ENDED OCTOBER 31, 2015
	Impairment	Fair Value
Property and equipment, net	$152.0	$164.8
Goodwill	310.4	—
Intangible assets	177.8	—
	$640.2	$164.8

Fair value is measured as of the impairment date using Level 3 inputs.  See note 5 for a discussion of the asset impairment charge recorded during the three and nine months ended October 31, 2015.

Note 10.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At October 31, 2015, future minimum lease payments under these arrangements approximated $102.0, the majority of which related to long-term real estate leases.

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

Compensation cost recognized during the three and nine months ended September 30, 2014 related to grants of restricted stock and restricted stock units granted or approved by B/E Aerospace. All unvested shares of restricted stock held by former B/E employees that joined KLX on the distribution date were converted into unvested shares of KLX on the distribution date at a ratio equal to 1.8139.  Compensation cost recognized during the three and nine months ended October 31, 2015 and September 30, 2014 related to the unvested shares converted on the distribution date and new shares of KLX restricted stock and stock options granted during 2015 was $3.5 and  $0.9, and $10.6 and $2.7, respectively. Unrecognized compensation expense related to these grants was $30.0 at October 31, 2015.

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

Note 12.Segment Reporting

The Company is organized based on the products and services it offers. As a result of the ESG acquisitions, the Company determined that ESG met the requirements of a reportable segment operating in a single line of business. The Company’s ASG reportable segment, which is also its operating segment, is comprised of consumables management and is in a single line of business. The segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group (“CODM”). This group is comprised of the Chairman and Chief Executive Officer and the President and Chief Operating Officer. As a result, the CODM has determined the Company has two reportable segments.

The following table presents revenues and operating earnings (losses) by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	SEPTEMBER 30,	OCTOBER 31,	SEPTEMBER 30,
Revenues:	2015	2014	2015	2014
Aerospace solutions group	$306.7	$326.3	$1,006.4	$993.2
Energy services group	58.3	126.9	202.8	261.8
Total revenues	365.0	453.2	1,209.2	1,255.0
Operating (loss) earnings (1)
Aerospace solutions group	47.8	51.4	167.7	174.7
Energy services group	(667.1)	23.6	(706.7)	40.2
Total operating (loss) earnings	(619.3)	75.0	(539.0)	214.9
Interest expense (income)	19.0	(0.1)	58.2	(0.3)
(Loss) earnings before income taxes	$(638.3)	$75.1	$(597.2)	$215.2

(1)	Operating (loss) earnings include an allocation of employee benefits and general and administrative costs based on the proportion of each segment’s number of employees and sales, respectively.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	SEPTEMBER 30,	OCTOBER 31,	SEPTEMBER 30,
	2015	2014	2015	2014
Aerospace Solutions Group	$11.9	$3.7	$23.4	$12.3
Energy Services Group	24.4	29.2	83.0	77.0
	$36.3	$32.9	$106.4	$89.3

Corporate capital expenditures have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents goodwill by reportable segment:

	October 31,	December 31,
	2015	2014
Aerospace Solutions Group	$960.6	$986.3
Energy Services Group	-	342.4
	$960.6	$1,328.7

The following table presents total assets by reportable segment:

	October 31,	December 31,
	2015	2014
Aerospace Solutions Group	$3,484.9	$3,316.1
Energy Services Group	266.7	987.5
	$3,751.6	$4,303.6

Corporate assets (primarily cash and cash equivalents) of $600.7 and $531.4 at October 31, 2015 and December 31, 2014, respectively, have been allocated to the above segments based on each segment’s percentage of total assets.

Note 13.Net (Loss)/Earnings Per Common Share

Basic net (loss)/earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net (loss)/earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the KLX Plan and restricted shares based on an average share price during the period. For the three and nine months ended October 31, 2015 and September 30, 2014, no shares and approximately 0.1 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three and nine months ended October 31, 2015 and September 30, 2014 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	SEPTEMBER 30,	OCTOBER 31,	SEPTEMBER 30,
	2015	2014	2015	2014
Net (loss) earnings	$(400.8)	$31.3	$(375.5)	$120.7
(Shares in millions)
Basic weighted average common shares	52.2	52.2	52.2	52.2
Effect of dilutive securities - Dilutive securities	-	0.1	-	0.1
Diluted weighted average common shares	52.2	52.3	52.2	52.3

Basic net (loss) earnings per common share	$(7.68)	$0.60	$(7.19)	$2.31
Diluted net (loss) earnings per common share	$(7.68)	$0.60	$(7.19)	$2.31

Note 14.Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of October 31, 2015 and September 30, 2014, the Company had $9.2 and $2.5, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. Pursuant to the terms of the Tax Sharing Agreement with our former parent, B/E Aerospace, the Company may be liable for income tax in certain foreign jurisdictions arising from the examination of tax years during which the Company was part of the B/E Group.  The statute of limitations in these foreign jurisdictions is open for tax years 2009-2014. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was immaterial at October 31, 2015 and September 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data)

The following discussion and analysis addresses the results of our operations for the three and nine months ended October 31, 2015 as compared to our results of operations for the three and nine months ended September 30, 2014. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. We previously reported we expect to incur approximately $25 of one-time costs related to branding, new IT system alignments and other related new public company start-up expenses (collectively, “Post Spin-Off Activities”) and that we expect to incur approximately $15 in start-up expenses during 2015 in connection with our energy services group (“ESG”) geographical and service offering expansion initiatives.  We also reported we expect our annual recurring operating costs as a stand-alone public company will be approximately $25 higher than the expenses historically allocated to us from B/E Aerospace, Inc. (“Former Parent” or “B/E Aerospace”).

During the third quarter of 2015, the Company performed an interim asset impairment test. The continuing downturn in the oil and gas industry, including the approximate 60 percent decrease in the price of oil, the approximate 60 percent decrease in the number of onshore drilling rigs, and the resulting significant cut backs in capital expenditures by our oil and gas customers, has resulted in a decrease in both volume and pricing for oil field services. As a result, during the third quarter of 2015, the Company determined that the carrying value of ESG’s assets were impaired, resulting in an approximate $640.2 pre-tax ($402.7 after-tax) non-cash impairment charge.

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

We conduct our operations through strategic business units that have been aggregated under two reportable segments: ASG and ESG.

Revenues by reportable segment for the three and nine months ended October 31, 2015 and September 30, 2014, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	OCTOBER 31, 2015		SEPTEMBER 30, 2014		OCTOBER 31, 2015		SEPTEMBER 30, 2014
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
Aerospace Solutions Group	$306.7	84.0%	$326.3	72.0%	$1,006.4	83.2%	$993.2	79.1%
Energy Services Group	58.3	16.0%	126.9	28.0%	202.8	16.8%	261.8	20.9%
Total revenues	$365.0	100.0%	$453.2	100.0%	$1,209.2	100.0%	$1,255.0	100.0%

Revenues by geographic area (based on destination) for the three and nine months ended October 31, 2015 and September 30, 2014, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	OCTOBER 31, 2015		SEPTEMBER 30, 2014		OCTOBER 31, 2015		SEPTEMBER 30, 2014
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
United States	$219.5	60.1%	$309.6	68.3%	$745.0	61.6%	$817.3	65.1%
Europe	89.7	24.6%	91.6	20.2%	284.4	23.5%	280.5	22.4%
Asia, Pacific Rim, Middle East and other	55.8	15.3%	52.0	11.5%	179.8	14.9%	157.2	12.5%
Total revenues	$365.0	100.0%	$453.2	100.0%	$1,209.2	100.0%	$1,255.0	100.0%

Revenues from our domestic and foreign operations for the three and nine months ended October 31, 2015 and September 30, 2014, respectively, were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	SEPTEMBER 30,	OCTOBER 31,	SEPTEMBER 30,
	2015	2014	2015	2014
Domestic	$337.8	$409.8	$1,123.8	$1,111.7
Foreign	27.2	43.4	85.4	143.3
Total revenues	$365.0	$453.2	$1,209.2	$1,255.0

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2015

COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2014

($ in Millions, Except Backlog and Per Share Data)

	REVENUES
	THREE MONTHS ENDED		Percent
	October 31, 2015	September 30, 2014	Change
Aerospace Solutions Group	$306.7	$326.3	(6.0)%
Energy Services Group	58.3	126.9	(54.1)%
Total revenues	$365.0	$453.2	(19.5)%

Third quarter 2015 revenues of $365.0 declined 19.5% as compared to the three-month period ended September 30, 2014. The consolidated results reflect a 6.0% decline in ASG revenues (4.3% decline on a constant currency basis by applying the same exchange rate in the current and prior periods to our foreign subsidiaries’ revenues) and a 54.1% decline in ESG revenues.

Cost of sales for the three months ended October 31, 2015, including one-time costs associated with first year Post Spin-Off Activities and start-up expenses in connection with geographical and service offering expansion initiatives of $4.9, was $279.1 (76.5% of revenues) and decreased by $37.8, or 11.9%, as a result of the decrease in revenues in our ESG segment. The higher cost of sales as a percentage of revenue (69.9% in the prior year quarter) is primarily the result of volume declines and pricing concessions across the service lines and geographies in which our ESG business operates.

Selling, general and administrative (“SG&A”) expenses for the three months ended October 31, 2015, including one-time costs associated with first year Post Spin-Off Activities and start-up expenses in connection with geographical and service offering expansion initiatives of $7.7 were $65.0, or  17.8% of revenues as compared with 13.5% of revenues in the prior year period. The increase in SG&A expense as a percentage of revenues in the current year is primarily due to costs associated with being a stand-alone public company, start-up expenses described above of $7.7 and the 19.5% decline in revenues.

During the third quarter of 2015, the Company performed an interim asset impairment test. The continuing downturn in the oil and gas industry, including the approximate 60 percent decrease in the price of oil, the approximate 60 percent decrease in the number of onshore drilling rigs, and the resulting significant cut backs in capital expenditures by our oil and gas customers, has resulted in a decrease in both volume and pricing for oil field services. As a result, during the third quarter of 2015, the Company determined that the carrying value of ESG’s assets were impaired, resulting in an approximate $640.2 pre-tax (approximately $402.7 after-tax) non-cash impairment charge. The charges reflect the full value of the goodwill and identified intangible assets attributable to the ESG segment, leaving the ESG segment with no intangible assets on its books.

Operating loss for the three months ended October 31, 2015, including $12.6 of costs and expenses related to first year Post Spin-Off Activities and start-up costs and the $640.2 impairment charge, was $619.3. Excluding the impairment charge, operating margin in the 2015 period of 5.7% (16.5% in the prior year) decreased primarily due to ESG volume declines, ESG pricing concessions and first year Post Spin-Off Activities and start-up costs ($12.6).

Interest expense for the three months ended October 31, 2015 was $19.0 as compared with $0.1 of interest income in the prior year, reflecting our pre-Spin-Off capital structure (100% owned by B/E Aerospace and no KLX-level indebtedness).

Income tax benefit for the three months ended October 31, 2015 of $237.5, or 37.2% of (loss) earnings before income taxes, was a result of the pre-tax impairment charge of $640.2.  The Company’s effective tax rate can fluctuate as operations and the local country tax rates fluctuate due to the number of tax jurisdictions in which the Company operates.

Net loss and net loss per share for the three months ended October 31, 2015 were $400.8 and $7.68, respectively.

Segment Results

The following is a summary of operating (loss) earnings by segment:

	THREE MONTHS ENDED		Percent
	October 31, 2015	September 30, 2014	Change
Aerospace Solutions Group	$47.8	$51.4	(7.0)%
Energy Services Group	(667.1)	23.6	(2,926.7)%
Total operating (loss) earnings	$(619.3)	$75.0	(925.7)%

Third quarter 2015 ASG revenues of $306.7 decreased 6.0% (4.3% on a constant currency basis by applying the same exchange rate in the current and prior periods to our foreign subsidiaries’ revenues) driven by a decrease in sales to military and business jet customers. Sales to commercial aerospace manufacturing and aftermarket customers were essentially flat on a constant currency basis. ASG third quarter 2015 operating earnings and operating margin, including $6.4 of costs and expenses related to first year Post Spin-Off Activities and start-up costs, were $47.8 and 15.6%, respectively. Exclusive of spin-off related costs and expenses and including ongoing public company costs in both periods as if the Spin-Off had occurred on January 1, 2014, adjusted operating margin in the 2015 period increased by 50 basis points despite the 6.0% decline in revenues. This year-over-year margin expansion is a function of effective cost management and mix of products sold.

Constant currency revenues from ASG’s commercial aerospace manufacturing and aftermarket customers were approximately flat as compared with the third quarter last year and reflected the underlying aerospace industry activity. Aftermarket revenues continue to reflect deferred maintenance and the record number of retirements of aging aircraft. Over the last several years, the high level of new aircraft deliveries has resulted in record retirements and the underutilization of older, less fuel efficient aircraft. As the approximately 8,100 new aircraft delivered over the last six years begin to require heavy maintenance, we should experience a gradual return to historical aftermarket growth rates over the next two to three years. While we are pleased with the solid operational results and ongoing industry leading performance of our ASG business,  in response to the slowdown in demand growth from ASG’s customer base, the Company is developing a cost reduction program designed to reduce ASG’s cost structure and further enhance our operating results in future periods. This program will be implemented beginning in the fourth quarter of this year and should be completed by the middle of 2016.

Third quarter 2015 ESG revenues were $58.3 and operating loss was $667.1 including costs and expenses related to post Spin-Off activities and start-up costs of $6.2 and the asset impairment charge of $640.2, reflecting extraordinarily challenging operating conditions that began in late 2014 and which have continued to deteriorate. ESG’s financial performance reflects the approximate 60% decrease in the price of oil, the approximate 60% decrease in the number of onshore drilling rigs, and the approximate 40% reduction in capital expenditures by our oil and gas customers. In addition, pricing pressures throughout the energy services sector contributed significantly to ESG’s current period financial performance.

While the current operating environment is extremely challenging, our ESG business has continued to move forward with the integration and build out of our business.  We believe we have made solid progress over the past year in integrating the seven acquired companies, adding senior level talent across the organization, and putting the necessary systems, controls and processes in place to effectively manage our asset base. The transition to our new ERP system and our new asset tracking system is underway and is expected to be completed by year end. We believe our geographic region managers and our product line managers have been continuously coordinating to improve utilization of our equipment across the ESG organization. Certain customer and supplier feedback suggests to us that KLX is increasingly identified as a company with the requisite capabilities and resources to deliver differential performance. Growing market recognition underlines our ongoing commitment to our business plan of seeking out opportunities that expand our capabilities and strengthen our geographic footprint. During the first nine months of the year, we have hired more than 100 industry leaders and skilled technicians who have significantly expanded our capabilities and customer relationships. These new hires and associated capital investments have resulted in significant market share gains in the markets in which these investments have been made. While these investments have clearly not been able to offset the lower levels of demand and pricing impacting our industry, we are encouraged by the initial results. We continue to optimize our business platform for the current market environment, and we are aggressively managing costs while substantially broadening ESG’s range of services. For example, over the course of the current year, we expect to have reduced our legacy ESG workforce by approximately 500 people or approximately 35.0%. We believe the Company is taking advantage of the numerous excellent opportunities to strengthen and expand our service offerings and our geographic footprint. We believe this opportunity set has begun to accelerate, and we expect to see numerous additional industry participants face significant liquidity issues in the first half of 2016.

NINE MONTHS ENDED OCTOBER 31, 2015

AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2014

	REVENUES
	NINE MONTHS ENDED		Percent
	October 31, 2015	September 30, 2014	Change
Aerospace Solutions Group	$1,006.4	$993.2	1.3%
Energy Services Group	202.8	261.8	(22.5)%
Total revenues	$1,209.2	$1,255.0	(3.6)%

Revenues for the nine months ended October 31, 2015 of $1,209.2 decreased 3.6% (1.8% on a constant currency basis by applying the same exchange rate in the current and prior periods to our foreign subsidiaries’ revenues) as compared with the prior year period.

Cost of sales for the nine month period ended October 31, 2015, including one-time costs associated with first year Post Spin-Off Activities and start-up expenses in connection with geographical and service offering expansion initiatives of $13.9, was $918.3, or 75.9% of sales, as compared to the nine month period ended September 30, 2014 of $872.6, or 69.5% of sales. The higher cost of sales as a percentage of revenues is primarily the result of the aforementioned one-time costs associated with first year Post Spin-Off Activities and other start-up expenses and a $15.6 increase in depreciation expense.

SG&A expenses during the nine months ended October 31, 2015, including one-time costs associated with first year Post Spin-Off Activities and start-up expenses in connection with geographical and service offering expansion initiatives of $21.2 were $189.7, or 15.7% of revenues, as compared with $167.5, or 13.3% of revenues, in the prior year period. The increase in SG&A expense in the current year is primarily due to first year Post Spin-Off Activities and start-up costs ($21.2) and an increase in spending associated with being a stand-alone public company.

Operating loss for the nine months ended October 31, 2015, including $35.1 of costs and expenses related to first year Post Spin-Off Activities and start-up costs and the $640.2 impairment charge, was $539.0.  Excluding the impairment charge, operating earnings in the 2015 nine-month period of $101.2 decreased by 52.9% as compared with the prior year nine-month period primarily due to the lower level of ESG revenues, first year Post Spin-Off Activities and start-up costs ($35.1) and a $15.6 increase in depreciation expense.

Interest expense for the nine months ended October 31, 2015 was $58.2 as compared with $0.3 of interest income in the prior year, reflecting our pre-Spin-Off capital structure (100% owned by B/E Aerospace and no KLX-level indebtedness).

Income tax benefit for the nine months ended October 31, 2015 of $221.7, or 37.1% of loss before income taxes, was driven by the pre-tax impairment charge of $640.2.

Net loss and net loss per share for the nine months ended October 31, 2015 were $375.5 and $7.19, respectively.

Segment Results

The following is a summary of operating (loss) earnings by segment:

	NINE MONTHS ENDED		Percent
	October 31, 2015	September 30, 2014	Change
Aerospace Solutions Group	$167.7	$174.7	(4.0)%
Energy Services Group	(706.7)	40.2	(1,858.0)%
Total operating (loss) earnings	$(539.0)	$214.9	(350.8)%

ASG revenues for the nine months ended October 31, 2015 were $1,006.4, an increase of 1.3% (3.6% on a constant currency basis, by applying the same exchange rate in the current and prior periods to our foreign subsidiaries’ revenues). ASG operating earnings and operating margin for the nine months ended October 31, 2015 were $167.7 and 16.7%, respectively, as compared with $174.7 and 17.6%, respectively, in the nine months ended September 30, 2014.  Including ongoing public company costs in both periods as if the Spin-Off had occurred on January 1, 2014, adjusted operating margin in the 2015 period increased by 100 basis points.

ESG revenues for the nine months ended October 31, 2015 decreased 22.5% to $202.8 and operating loss was $706.7, reflecting the asset impairment charge of $640.2, depressed demand and lower pricing environment as a result of the approximate 60% decline in the number of North American onshore drilling rigs.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Cash on hand at October 31, 2015 decreased by $21.8 as compared with cash on hand at December 31, 2014 primarily as a result of cash flows from operating activities of $197.5 offset by capital expenditures of $106.4 and deferred acquisition payments of $90.8. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity consist of cash on hand, cash flow from operations and availability under our $750.0 Revolving Credit Facility. At October 31, 2015, we had $449.0 of cash and cash equivalents. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

Our Board of Directors has authorized a stock repurchase program in which we may purchase up to an aggregate of $250.0 of our common stock. We believe KLX’s current share price does not reflect the value inherent in our business, and that the shares currently represent a compelling investment opportunity. As we noted, KLX continues to generate free cash flow even after our investments in building our ESG business. This free cash flow, along with the substantial liquidity position we maintain, would allow us to contemplate returning some cash to shareholders in the form of a share repurchase program. At the same time, we are currently in the early stages of exploring several potential acquisition opportunities for our ASG business, which would also call upon our liquidity. As such, we will be discussing our capital deployment options with our Board of Directors and would expect to have something further to report on these options in the coming months.

Working Capital

Working capital as of October 31, 2015 was $1,841.0, an increase of $15.1, as compared with working capital at December 31, 2014. As of October 31, 2015, total current assets decreased by $43.1 and total current liabilities decreased by $58.2 as compared with the prior fiscal year end amounts. Total current assets decreased primarily as a result of a $21.8 decrease in cash and $38.7 decrease in accounts receivable offset by a $21.2 increase in inventories. The decrease in total current liabilities was primarily due to a $41.5 increase in accrued liabilities offset by the payment of $92.2 of deferred acquisition payments.

Cash Flows

As of October 31, 2015, our cash and cash equivalents were $449.0 as compared to $470.8 at December 31, 2014. Cash generated from operating activities was $197.5 for the nine months ended October 31, 2015, as compared to $124.1 in the nine months ended September 30, 2014, primarily reflecting a $33.6 decrease in accounts receivable in 2015 ($94.8 increase in the prior year) and reflecting minimal growth in ASG inventories over the first nine months of fiscal 2015 despite the 3.6% constant currency basis increase in ASG revenues ($75.4 increase in inventories in the prior year).

Capital Spending

Our capital expenditures were $106.4 and $89.3 during the nine months ended October 31, 2015 and September 30, 2014, respectively. Of such amount, approximately $21.7 was related to establishing stand-alone global ERP systems, e-commerce, telephone, asset tracking systems, payroll, HR and compensation systems and other interrelated business operations systems and related infrastructure costs. Capital expenditures also include new ESG facilities, warehouses and related improvements, as well as a full complement of specialized tools to support each of our start-up locations. We expect to incur approximately $20.0 in capital expenditures in the fourth quarter of 2015, including approximately $8.0 of corporate and business group IT spend and approximately $12.0 of asset purchases within the aforementioned ESG group. We expect to take advantage of the generational opportunities presented by the collapse in oil and gas prices and downsizing and mergers of industry participants by acquiring selected assets at highly discounted prices. As an example, during the third quarter of 2015, we purchased assets to support our ESG business for approximately $7.0, which we believe at current replacement costs represented a discount of up to 80%. We remain committed to bolstering our team and adding new services, and as appropriate, entering new geographies and enhancing our IT systems to support our business. We expect to fund future capital expenditures from cash on hand, cash flow from operations and from funds available from our secured $750.0 Revolving Credit Facility (which was undrawn at October 31, 2015).

Outstanding Debt and Other Financing Arrangements

Long-term debt at October 31, 2015 totaled $1,200.0 and consisted of our 5.875% senior unsecured notes.

In connection with the Spin‑Off, we issued $1,200.0 of 5.875% senior unsecured notes due 2022. The net proceeds from the notes issuance was approximately $1,172.1, of which $750.0 was distributed to B/E Aerospace, leaving us with net proceeds of approximately $422 of which approximately $91.0 was used to settle deferred payments associated with acquisitions we made in 2014. We also entered into a $500 secured Revolving Credit Facility, secured by substantially all of our assets and guaranteed by our subsidiaries, which bears interest at the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined).  No amounts were outstanding under this credit facility as of October 31, 2015. On May 19, 2015, we amended and restated this secured Revolving Credit Facility to a structure tied to a borrowing base formula, and in the process increased the size to $750.0 while reducing the interest rate margins applicable to any borrowings under the facility. The Revolving Credit Facility matures in May 2020.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of October 31, 2015. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.9	$1.6	$1.5	$1.5	$0.7	$1,215.2	$1,221.4
Operating leases	5.7	21.5	17.0	13.0	11.1	33.7	102.0
Future interest payments on outstanding debt (2)	36.8	72.5	72.5	72.5	72.5	213.7	540.5
Total	$43.4	$95.6	$91.0	$87.0	$84.3	$1,462.6	$1,863.9

Commercial Commitments
Letters of credit	$3.2	—	—	—	—	—	$3.2

(1)

Our liability for unrecognized tax benefits of $10.3, including related interests and penalties at October 31, 2015, has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our combined financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements totaled approximately $102.0 at October 31, 2015.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At October 31, 2015, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of October 31, 2015, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of October 31, 2015, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by less than $0.1.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of October 31, 2015, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2015.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 3 (ii) – By Laws

3.1	Amended and Restated Bylaws of KLX Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 13, 2015)

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLX INC.

Date: December 3, 2015	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

	By:	/s/ Michael F. Senft
Michael F. Senft
Vice President, Chief Financial Officer
and Treasurer