Form 10-Q
period 2016-04-30
KLX Inc.
filed 2016-05-26
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended April 30, 2016

Commission File No. 001-36610

KLX INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-1639172
(State of Incorporation)	(I.R.S. Employer Identification No.)

1300 Corporate Center Way

Wellington, Florida 33414

(Address of principal executive offices)

(561) 383-5100

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The registrant has one class of common stock, $0.01 par value, of which, 52,707,434 shares were outstanding as of May 23, 2016.

KLX INC.

Form 10-Q for the Quarter Ended April 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share Data)

	April 30,	January 31,
	2016	2016

ASSETS

Current assets:
Cash and cash equivalents	$449.0	$427.8
Accounts receivable–trade, less allowance for doubtful accounts ($11.0 at April 30, 2016 and $11.3 at January 31, 2016)	267.8	259.6
Inventories, net	1,284.0	1,295.3
Other current assets	39.5	40.1
Total current assets	2,040.3	2,022.8

Property and equipment, net of accumulated depreciation ($121.6 at April 30, 2016 and $109.3 at January 31, 2016)	266.7	260.5
Goodwill	968.0	954.9
Identifiable intangible assets, net	263.3	262.7
Deferred income taxes	159.6	163.4
Other assets	22.8	26.7
	$3,720.7	$3,691.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$143.4	$145.9
Accrued liabilities	112.2	115.3
Total current liabilities	255.6	261.2

Long-term debt	1,180.1	1,179.5
Deferred income taxes	15.6	16.2
Other non-current liabilities	35.4	31.6

Commitments, contingencies and off-balance sheet arrangements (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 250.0 million shares authorized; 53.2 million shares issued as of April 30, 2016 and 53.3 million shares issued as of January 31, 2016	0.5	0.5
Additional paid-in capital	2,667.3	2,662.4
Treasury stock: 0.5 shares at April 30, 2016 and 0.4 shares at January 31, 2016	(12.8)	(12.5)
Accumulated deficit	(367.8)	(373.7)
Accumulated other comprehensive loss	(53.2)	(74.2)
Total stockholders’ equity	2,234.0	2,202.5
	$3,720.7	$3,691.0

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In Millions, Except Per Share Data)

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2016	2015
Product revenues	$331.1	$348.0
Service revenues	37.1	83.5
Total revenues	368.2	431.5
Cost of sales - products	229.4	243.7
Cost of sales - services	49.3	80.2
Total cost of sales	278.7	323.9
Selling, general and administrative	60.4	60.1
Operating earnings	29.1	47.5
Interest expense	18.9	18.6
Earnings before income taxes	10.2	28.9
Income tax expense	4.0	11.0
Net earnings	$6.2	$17.9

Other comprehensive income (loss):
Foreign currency translation adjustment	21.0	(0.4)
Comprehensive income	$27.2	$17.5
Net earnings per share - basic	$0.12	$0.34
Net earnings per share - diluted	$0.12	$0.34

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$6.2	$17.9
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	16.6	20.9
Deferred income taxes	2.4	9.8
Non-cash compensation	4.8	3.9
Amortization of deferred financing fees	1.1	0.8
Excess tax benefit realized from prior exercises of restricted stock	-	(0.9)
Provision for doubtful accounts	(0.3)	0.9
Loss on disposal of property and equipment	1.5	0.5
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6.5)	(2.3)
Inventories	12.4	7.9
Other current and non-current assets	4.8	(2.4)
Accounts payable	(2.6)	18.4
Other current and non-current liabilities	1.0	31.2
Net cash flows provided by operating activities	41.4	106.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19.2)	(35.6)
Acquisitions, net of cash acquired	-	1.0
Net cash flows used in investing activities	(19.2)	(34.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(3.3)	(0.1)
Excess tax benefit realized from prior exercises of restricted stock	-	0.9
Deferred acquisition payments	-	(91.0)
Net cash flows used in financing activities	(3.3)	(90.2)

Effect of foreign exchange rate changes on cash and cash equivalents	2.3	0.1

Net increase (decrease) in cash and cash equivalents	21.2	(18.1)
Cash and cash equivalents, beginning of period	427.8	447.2
Cash and cash equivalents, end of period	$449.0	$429.1

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$1.6	$3.6
Interest	-	0.4

See accompanying notes to condensed consolidated financial statements.

KLX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - In Millions, Except Per Share Data)

Note 1.Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the KLX Inc. (the “Company” or “KLX”) Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Note 2.Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805) (ASU 2015-16). ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company adopted the provisions of ASU 2015-16 during the quarter ended April 30, 2016. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial condition, results of operations, cash flows, or disclosures.

In June 2014, the FASB issued ASU 2014-12, Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, a consensus of the FASB Emerging Issue Task Force (ASU 2014-12). ASU 2014-12 brings consistency to the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. The Company adopted the provisions of ASU 2014-12 prospectively to all awards granted or modified after the effective date during the quarter ended April 30, 2016.  The adoption of ASU 2014-12 did not have a material impact on the Company’s consolidated financial condition, results of operations, cash flows, or disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years. Earlier adoption is permitted. The Company is currently evaluating the effect this update will have on our consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period.  In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and in May 2016, ASU 2016-12, Revenues from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients both of which provide supplemental adoption guidance and clarification to ASU 2014-09. ASU 2016-10 and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact this guidance will have on its consolidated financial condition, results of operations, cash flows and disclosures and is currently unable to estimate the impact of adopting this guidance.

Note 3. Inventories

Inventories, made up of finished goods, consist primarily of aerospace fasteners and consumables. The Company values inventories at the lower of cost or market, using first‑in, first‑out or weighted average cost method. The Company regularly reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with its customers and the age of the inventory, among other factors. Demand for the Company’s products can fluctuate from period to period depending on customer activity. In accordance with industry practice, inventories include amounts relating to long-term contracts with long production cycles, some of which are not expected to be realized within one year. Reserves for excess and obsolete inventory were approximately $42.7 and $40.4 as of April 30, 2016 and January 31, 2016, respectively.

Substantially all of our inventory is comprised of aerospace grade fasteners, which support original equipment manufacturer (“OEM”) production and the aftermarket over the life of the airframe. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The annual provision for inventory with limited shelf life has historically been immaterial.

Note 4.Goodwill and Long-lived Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				April 30, 2016
	Useful Life			Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value
Customer contracts and relationships	8	-	30	$359.2	$116.3	$242.9
Covenants not to compete	4	-	5	3.3	3.2	0.1
Developed technologies	15			2.5	0.1	2.4
Trade names	Indefinite			17.9	-	17.9
				$382.9	$119.6	$263.3

Substantially all of the unamortized long-lived assets and goodwill at April 30, 2016 relates to the Aerospace Solutions Group (“ASG”) segment.  Amortization expense associated with identifiable intangible assets was approximately $4.7 and $6.6 for the three months ended April 30, 2016 and 2015, respectively, The Company currently expects to recognize amortization expense of approximately $15.0 in each of the next five fiscal years (primarily related to our ASG business). The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.  Goodwill increased by $13.1 as compared to January 31, 2016 as a result of foreign currency translation adjustments offset by a purchase price allocation adjustment of $2.5 associated with a small acquisition made by the Energy Services Group (“ESG”).

Note 5. Related Party Transactions

On December 17, 2014, B/E Aerospace, Inc. (“Former Parent” or “B/E Aerospace”) created an independent public company through a spin-off of its ASG and ESG businesses to Former Parent’s stockholders (“Spin-Off”).  Following the Spin-Off, we created in-house substantially all of the functions that were previously provided to us by B/E Aerospace. In addition, we have entered into certain agreements with B/E Aerospace relating to transition services and IT services for a transitional period of approximately 24 months following the Spin-Off. In addition, we entered into an employee matters agreement and a tax sharing and indemnification agreement with B/E Aerospace in connection with the Spin-Off. This transitional support enables KLX to establish its stand-alone processes for various activities that were previously provided by B/E Aerospace and does not constitute significant continuing support of KLX’s operations. Expenses incurred under those agreements totaled $2.7 and $2.4 for the three months ended April 30, 2016 and 2015, respectively. As of April 30, 2016, the Company has recorded a tax indemnity payable to B/E Aerospace totaling $4.7, of which $0.1 is classified in other current liabilities and $4.6 is classified in other long term liabilities.

Sales to B/E Aerospace for the three months ended April 30, 2016 and 2015 were $5.7 and $4.5, respectively.

Note 6.Accrued Liabilities

Accrued liabilities consist of the following:

	April 30, 2016	January 31, 2016
Accrued salaries, vacation and related benefits	$24.3	$28.7
Accrued commissions	4.7	6.2
Income taxes payable	10.1	11.4
Accrued interest	29.4	11.7
Other accrued liabilities	43.7	57.3
	$112.2	$115.3

Note 7.Long-Term Debt

As of April 30, 2016, long-term debt consisted of $1,200.0 aggregate principal amount of the Company’s 5.875% senior unsecured notes due 2022 (the “5.875% Notes”). On a net basis, after taking into consideration the debt issue costs for the Term Loan Facility, total debt was $1,180.1.  As of April 30, 2016, the Company also had a $750.0 secured revolving credit facility pursuant to a credit agreement dated as of December 16, 2014 and amended and restated on May 19, 2015 (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus the applicable margin (as defined).  No amounts were outstanding under the Revolving Credit Facility as of April 30, 2016.

The Revolving Credit Facility is tied to a borrowing base formula and has no maintenance financial covenants.  This Revolving Credit Facility matures in May 2020.

Letters of credit outstanding under the Revolving Credit Facility aggregated $3.3 and $0.4 at April 30, 2016 and 2015, respectively.

Note 8.Fair Value Measurements

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short- term nature. There was no debt outstanding under the Revolving Credit Facility as of April 30, 2016. The fair value of the Company’s 5.875% Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,197.0 and $1,136.4 as of April 30, 2016 and January 31, 2016, respectively.

Note 9.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At April 30, 2016, future minimum lease payments under these arrangements approximated $91.1, the majority of which related to long-term real estate leases.

Litigation - The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s consolidated financial statements.

Indemnities, Commitments and Guarantees - During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying consolidated financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

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

Note 10.Accounting for Stock-Based Compensation

The Company has a Long-Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity-based or equity-related awards.

The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, Compensation—Stock Compensation, whereby share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

Compensation cost recognized during the three months ended April 30, 2016 and 2015 related to KLX restricted stock and stock options granted during 2015 was $4.6 and $3.8, respectively. Unrecognized compensation expense related to these grants was $40.4 at April 30, 2016.

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

Note 11.Segment Reporting

The Company is organized based on the products and services it offers. As a result of the ESG acquisitions, the Company determined that ESG met the requirements of a reportable segment operating in a single line of business. The Company’s ASG reportable segment, which is also an operating segment, is comprised of consumables management and is in a single line of business. The segments regularly report their results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group (“CODM”). This group is comprised of the Chairman and Chief Executive Officer and the President and Chief Operating Officer. As a result, the CODM has determined the Company has two reportable segments.

The following table presents revenues and operating earnings (losses) by reportable segment:

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
Revenues:	2016	2015
Aerospace Solutions Group	$331.1	$348.0
Energy Services Group	37.1	83.5
Total revenues	368.2	431.5
Operating earnings (loss) (1)
Aerospace Solutions Group	59.9	60.8
Energy Services Group	(30.8)	(13.3)
Total operating earnings	29.1	47.5
Interest expense	18.9	18.6
Earnings before income taxes	$10.2	$28.9

(1)

Operating earnings (loss) include an allocation of employee benefits and general and administrative costs based on the proportion of each segment’s number of employees for the three months ended April 30, 2016 and revenues for the three months ended April 30, 2015.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2016	2015
Aerospace Solutions Group	$2.8	$5.4
Energy Services Group	16.4	30.2
	$19.2	$35.6

Corporate capital expenditures have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents goodwill by reportable segment:

	April 30,	January 31,
	2016	2016
Aerospace Solutions Group	$968.0	$952.4
Energy Services Group	-	2.5
	$968.0	$954.9

The following table presents total assets by reportable segment:

	April 30,	January 31,
	2016	2016
Aerospace Solutions Group	$3,464.4	$3,422.8
Energy Services Group	256.3	268.2
	$3,720.7	$3,691.0

Corporate assets (primarily cash and cash equivalents) of $592.7 and $559.5 at April 30, 2016 and January 31, 2016, respectively, have been allocated to the above segments based on each segment’s percentage of total assets.

Note 12.Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the KLX LTIP and restricted shares based on an average share price during the period. For the three months ended April 30, 2016 and 2015, approximately 0.2 and 0.1 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three months ended April 30, 2016 and 2015 are as follows:

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2016	2015
Net earnings	$6.2	$17.9
(Shares in millions)
Basic weighted average common shares	52.0	52.2
Effect of dilutive securities - Dilutive securities	0.2	0.1
Diluted weighted average common shares	52.2	52.3

Basic net earnings per common share	$0.12	$0.34
Diluted net earnings per common share	$0.12	$0.34

Note 13.Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of April 30, 2016 and 2015, the Company had $11.0 and $9.3, respectively, of net unrecognized tax benefits. This liability, if recognized, would affect the Company’s effective tax rate. Pursuant to the terms of the Tax Sharing Agreement with our former parent, B/E Aerospace, the Company may be liable for income tax in certain foreign jurisdictions arising from the examination of tax years during which the Company was part of the B/E Group.  The statute of limitations in these foreign jurisdictions is open for tax years 2007-2015. There are currently no material income tax audits in progress.

The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was $1.5 and $1.0 at April 30, 2016 and 2015, respectively.

Note 14.Subsequent Events

On May 17, 2016, the Company acquired Herndon Aerospace & Defense LLC, an aftermarket aerospace supply chain management and consumables hardware distributor servicing principally aftermarket military depots as well as the commercial aerospace aftermarket for approximately $210.0 in cash plus a standard working capital adjustment. The valuation of the acquired assets and liabilities is not yet complete, and as such the Company has not yet finalized its allocation of the purchase price for the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data)

The following discussion and analysis addresses the results of our operations for the three months ended April 30, 2016 as compared to our results of operations for the three months ended April 30, 2015. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

In 2013, we initiated an expansion into the energy services sector. Over 2013 and 2014, we acquired seven companies in the business of providing technical services and related rental equipment to oil and gas exploration and production companies. As a result, we now provide a broad range of solutions and equipment, which bring value‑added resources to a new customer base, often in remote locations. Our customers include independent and major oil and gas companies that are engaged in the exploration and production of oil and gas in North America, including in the Northeast (Marcellus and Utica Shales), Rocky Mountains (Williston and Piceance Basins), Southwest (Permian Basin and Eagle Ford Shale) and Mid‑Continent. This business is operated within our ESG segment.

We conduct our operations through strategic business units that have been aggregated under two reportable segments: ASG and ESG.

Revenues by reportable segment for the three months ended April 30, 2016 and 2015, respectively, were as follows:

	THREE MONTHS ENDED
	April 30, 2016		April 30, 2015
	Revenues	%	Revenues	%
Aerospace Solutions Group	$331.1	89.9%	$348.0	80.6%
Energy Services Group	37.1	10.1%	83.5	19.4%
Total revenues	$368.2	100.0%	$431.5	100.0%

Revenues by geographic area (based on destination) for the three months ended April 30, 2016 and 2015, respectively, were as follows:

	THREE MONTHS ENDED
	APRIL 30, 2016		APRIL 30, 2015
	Revenues	%	Revenues	%
United States	$211.1	57.3%	$271.3	62.9%
Europe	99.4	27.0%	98.4	22.8%
Asia, Pacific Rim, Middle East and other	57.7	15.7%	61.8	14.3%
Total revenues	$368.2	100.0%	$431.5	100.0%

Revenues from our domestic and foreign operations for the three months ended April 30, 2016 and 2015, respectively, were as follows:

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2016	2015
Domestic	$342.3	$402.5
Foreign	25.9	29.0
Total revenues	$368.2	$431.5

Founded in 1974 as M&M Aerospace Hardware, ASG, formerly the consumables management segment of B/E Aerospace has evolved into an industry leader through multiple acquisitions and strong organic growth. As of January 31, 2016, ASG’s global presence consists of more than 1.4 million square feet in 17 principal facilities with approximately 1,900 employees worldwide. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. B/E Aerospace acquired M&M in 2001. Between 2002 and 2012, we completed 6 acquisitions, for an aggregate purchase price of approximately $1.9 billion. On May 17, 2016, the Company acquired Herndon Aerospace & Defense LLC (“Herndon”), an aftermarket aerospace supply chain management and consumables hardware distributor servicing principally aftermarket military depots as well as the commercial aerospace aftermarket for approximately $210.0 in cash plus a standard working capital adjustment. The valuation of the acquired assets and liabilities is not yet complete, and as such the Company has not yet finalized its allocation of the purchase price for the acquisition. We believe our organic growth together with these acquisitions enabled us to position ourselves as a preferred global supplier to our customers.

The Company initiated an expansion into the oilfield support services and associated rental equipment business during the second half of 2013. Through seven energy services acquisitions, we have established a base of North American operations from which we are able to offer our oilfield support services and associated rental equipment in the major oil and gas regions of the U.S., including the Northeastern U.S., Southwestern U.S., North Dakota, Rocky Mountains and the Mid‑Continent.

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

Current ESG Industry Conditions

Our ESG business has been challenged by some of the most extreme market conditions in the history of the oil field services industry. Our customers have cut their capital expenditure budgets by about 75 percent. Working rigs have been reduced by 78 percent year-over-year and reduced by 47 percent on a sequential quarterly basis. Customer spending to maintain production in producing wells has been substantially reduced and approximately 70 U.S. oil and gas companies have filed for bankruptcy protection including three during the past 30 days.

The first quarter of 2016 was extremely difficult for the entire industry with further deep cuts in exploration and production capital expenditures. No company has been left unscathed, with write-downs, reductions in force, business closures and bankruptcies picking up pace as the industry shakeout enters its second year. In the midst of this challenging operating environment, our ESG team is intensely focused on controlling costs to limit losses while preserving the valuable franchise we have built. We continue to rationalize and refine our business platform, while implementing the cost reduction program previously discussed on our fourth quarter earnings call. These cost reduction initiatives, while attempting to align capacity and cost with current business prospects, must be balanced with a view towards retaining the core team drive outperformance when the cycle turns. When completed, we will have reduced our ESG headcount by up to 800 employees or 55% from staffing levels in place at the beginning of last fiscal year. We are also consolidating 11 satellite facilities across our geo regions and mothballing equipment in satellite locations where it no longer makes economic sense to operate. We believe that the aforementioned initiatives, along with others completed last year, will substantially lower our costs and cash burn rate, but retain the capability to disproportionally benefit as market conditions improve.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2016

COMPARED TO THREE MONTHS ENDED APRIL 30, 2015

($ in Millions, Except Per Share Data)

	REVENUES
	THREE MONTHS ENDED		Percent
	April 30, 2016	April 30, 2015	Change
Aerospace Solutions Group	$331.1	$348.0	(4.9)%
Energy Services Group	37.1	83.5	(55.6)%
Total revenues	$368.2	$431.5	(14.7)%

First quarter 2016 revenues of $368.2 declined 14.7% as compared to the prior year period. The consolidated results reflect a 4.9% decline in ASG’s revenues and a 55.6% decline in ESG revenues as compared with the prior year. On a sequential quarterly basis, ASG revenues increased 8.2%, while ESG revenues declined 28.8%.

Cost of sales for the three months ended April 30, 2016 was $278.7, or 75.7% of revenues, as compared to the three month period ended April 30, 2015 of $323.9, or 75.1% of revenues.

Selling, general and administrative (“SG&A”) expense for the three months ended April 30, 2016 was $60.4, or 16.4% of revenues, as compared with $60.1, or 13.9% of revenues, in the prior year period. While SG&A in absolute terms was unchanged year over year, the current period includes ongoing business repositioning costs within ESG and duplicative information technology costs as we begin to migrate off of B/E Aerospace’s platform. The increase in SG&A expense as a percentage of revenues is primarily due to the 55.6% decline in ESG revenues.

Operating earnings for the three months ended April 30, 2016 were $29.1, and operating margin was 7.9% as compared to $47.5 and 11.0%, respectively, in the prior year period. Operating earnings declined primarily due to the 55.6% decline in ESG revenues.

Interest expense for the three months ended April 30, 2016 of $18.9 essentially was unchanged as compared to the prior year period.

Income tax expense for the three months ended April 30, 2016 was $4.0, or 39.2% of earnings before income taxes, as compared with $11.0, or 38.1% of earnings before income taxes, in the prior year. The increase in tax rate in the current period relates to fluctuations in non-deductible items from the 2015 period to the 2016 period and a discrete benefit present in 2015 not present in 2016.

Net earnings and net earnings per share for the three months ended April 30, 2016 were $6.2 and $0.12, respectively.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	THREE MONTHS ENDED		Percent
	April 30, 2016	April 30, 2015	Change
Aerospace Solutions Group	$59.9	$60.8	(1.5)%
Energy Services Group	(30.8)	(13.3)	131.6%
Total operating earnings	$29.1	$47.5	(38.7)%

First quarter 2016 ASG revenues of $331.1 decreased 4.9% compared with the first quarter of 2015. While revenues from commercial aerospace manufacturing and aftermarket customers were essentially flat, ASG experienced an approximately 24% decline in demand from its military and business jet manufacturing customers. ASG first quarter 2016 operating earnings and operating margin were $59.9 and 18.1%, respectively.

ASG’s first quarter results were negatively impacted by the double digit decline in revenues from the military and business jet portion of our business, reflecting the ongoing effects of sequestration, sun-setting of certain programs, and lower levels of military helicopters and business jets produced. Demand from our commercial aerospace manufacturing and aftermarket customers was essentially flat with a modest increase in aftermarket demand, offset by a modest decrease in demand from our commercial aerospace manufacturing customers.

First quarter 2016 ESG revenues were $37.1 and operating loss was $30.8. ESG’s financial performance is consistent with industry peers and reflects the effects of the collapse in oil and natural gas prices, which has dramatically reduced volume and pricing across all of ESG’s services and product offerings and in all geographic regions in which the Company operates.

Herndon Aerospace Acquisition

On May 17, 2016, KLX acquired Herndon, a leading supply chain management and consumables hardware distributor serving principally military depot aftermarket customers, as well as commercial aerospace aftermarket customers.

The acquisition of Herndon expands our capability to provide comprehensive supply chain management solutions to a broader portfolio of aftermarket customers. Herndon’s revenues and EBITDA for the year ended December 31, 2015, adjusted to exclude non-recurring costs under the prior ownership, were approximately $133.0 and $20.0, respectively. We believe the integration of the Herndon business into the existing KLX aerospace distribution platform will yield substantial synergies.

The acquisition price of approximately $210.0 in cash, plus a standard working capital adjustment, represents a multiple of approximately 10.5 times Herndon’s fiscal year ended December 31, 2015 adjusted EBITDA. Pro forma for the expected synergies, the purchase price multiple is expected to be approximately seven times adjusted EBITDA. Exclusive of acquisition and integration-related costs, we believe the acquisition will be accretive to our second half of 2016 financial results and substantially accretive to earnings in 2017 as we begin to realize the very significant cost synergies. We believe acquisition, integration and transition costs associated with the transaction will be approximately $10 through the end of 2017.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Cash on hand at April 30, 2016 increased by $21.2 as compared with cash on hand at January 31, 2016 primarily as a result of cash flows from operating activities of $41.4 offset by capital expenditures of $19.2. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity consist of cash on hand, cash flow from operations and availability under our $750.0 Revolving Credit Facility. At April 30, 2016, we had $449.0 of cash and cash equivalents. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

Working Capital

Working capital as of April 30, 2016 was $1,784.7, an increase of $23.1, as compared with working capital at January 31, 2016. As of April 30, 2016, total current assets increased by $17.5 and total current liabilities decreased by $5.6 as compared with the prior fiscal year end amounts. Total current assets increased primarily as a result of a $21.2 increase in cash and $8.2 increase in accounts receivable offset by a $11.3 decrease in inventories. The decrease in total current liabilities was primarily due to a $3.1 decrease in accrued liabilities and a $2.5 decrease in accounts payable.

Cash Flows

As of April 30, 2016, our cash and cash equivalents were $449.0 as compared to $427.8 at January 31, 2016. Cash generated from operating activities was $41.4 for the three months ended April 30, 2016 as compared to $106.6 in the three months ended April 30, 2015, primarily reflecting a $5.6 decrease in accounts payable and accrued liabilities in 2016 ($49.6 increase in the prior year), a $4.3 decrease in depreciation and amortization in 2016 and a $11.7 decline in net earnings.

Capital Spending

Our capital expenditures were $19.2 and $35.6 during the three months ended April 30, 2016 and 2015, respectively. We expect capital expenditures to be approximately $40.0 during 2016 principally to maintain the equipment required to service our ESG business. We expect to fund future capital expenditures from cash on hand, cash flow from operations and from funds available from our secured $750.0 Revolving Credit Facility (which was undrawn at April 30, 2016).

Outstanding Debt and Other Financing Arrangements

Long-term debt at April 30, 2016 totaled $1,200.0 and consisted of our 5.875% senior unsecured notes. On a net basis, after taking into consideration the debt issue costs for the Term Loan Facility, total debt was $1,180.1.

We also have a $750.0 Secured Revolving Credit Facility tied to a borrowing base formula, which bears interest at the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined). No amounts were outstanding under this credit facility as of April 30, 2016. We believe that our cash flows, together with cash on hand and funds available under the credit facility will provide us with the ability to fund our operations, make planned capital expenditures payments, and meet our debt service obligations for at least the next twelve months.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of April 30, 2016. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$1.4	$2.1	$0.9	$0.7	$0.8	$1,217.0	$1,222.9
Operating leases	16.1	16.8	13.5	11.6	10.1	23.0	91.1
Future interest payments on outstanding debt (2)	72.1	72.6	72.6	72.6	72.6	213.9	576.4
Total	$89.6	$91.5	$87.0	$84.9	$83.5	$1,453.9	$1,890.4

Commercial Commitments
Letters of credit	$3.3	—	—	—	—	—	$3.3

(1)

Our liability for unrecognized tax benefits of $12.5, including related interests and penalties at April 30, 2016, has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements totaled approximately $91.1 at April 30, 2016.

Indemnities, Commitments and Guarantees

During the normal course of business, we have made certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include indemnities to our customers in connection with the sale and delivery of our products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. We believe that many of our indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events which are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to our condensed consolidated financial statements.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

There have been no other changes to our critical accounting policies since January 31, 2016.

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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016, including the following factors:

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

•inability to manage inventory; and

•inability to successfully consummate acquisitions or integrate acquisitions after closing or inability to manage potential growth.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At April 30, 2016, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of April 30, 2016, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of April 30, 2016, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of April 30, 2016, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2016.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

($ in Millions, Except Shares and Per Share Data)

The following table presents the total number of shares of our common stock that we repurchased during the three months ended April 30, 2016:

Period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1, 2016 - February 29, 2016	9,423.0	$27.15	9,423.0	$238.3
March 1, 2016 - March 31, 2016	—	—	—	238.3
April 1, 2016 – April 30, 2016	—	—	—	238.3
Total	9,423.0		9,423.0

(1)

In November 2014, our board of directors authorized a common stock repurchase program for up to $250. In December 2015, our board of directors authorized repurchases of up to $100 under the existing $250 repurchase program.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

ITEM 5. OTHER INFORMATION

On May 25, 2016, the Company entered into an amended and restated employment agreement with Amin J. Khoury, Chairman and Chief Executive Officer.  A copy of this agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.  All of the substantive terms of Mr. Khoury’s prior employment agreement were unchanged, except as follows.

The amended and restated employment agreement reflects an increase in Mr. Khoury’s annual base salary by thirty thousand dollars ($30,000).

Mr. Khoury’s employment agreement was amended to reduce the amount of the Company’s quarterly retirement contributions during Mr. Khoury’s employment under the Company’s deferred compensation plan on Mr. Khoury’s behalf from twenty-five percent (25%) of his base salary to seven and one-half percent (7.5%) of his base salary, effective for retirement contributions made for fiscal quarters of the Company commencing on or after February 1, 2017.  Mr. Khoury’s severance benefits, however, which existed under his prior employment agreement, will continue to be calculated using the quarterly retirement contribution rate of 25% of Mr. Khoury’s base salary.

Further, Mr. Khoury’s employment agreement was amended to provide for a lump sum death benefit in an amount equal to three million five hundred thousand dollars ($3,500,000), payable to Mr. Khoury’s designated beneficiary or, if no beneficiary has been designated, to Mr. Khoury’s estate, in the event of Mr. Khoury’s death on or after February 1, 2017, whether during or after his employment term.  The terms and conditions of this death benefit are set forth in a death benefit agreement between the Company and Mr. Khoury in the form of an exhibit to Mr. Khoury’s amended and restated employment agreement.

Finally, Mr. Khoury’s employment agreement was amended to provide that, in the event that Mr. Khoury’s employment terminates on or after February 1, 2017, for any reason other than death or incapacity, the Company will retain Mr. Khoury to perform consulting services for a period of five (5) years for a fee of three hundred thousand dollars ($300,000) per annum, and otherwise under the terms and conditions set forth in a consulting agreement to be entered into by the Company and Mr. Khoury, substantially in the form attached as an exhibit to Mr. Khoury’s amended and restated employment agreement.

The foregoing description of the employment agreement amendments for Mr. Khoury is intended to summarize certain terms thereof and is qualified in its entirety by reference to the applicable employment agreement.

ITEM 6. EXHIBITS

Exhibit 10(iii) – Management Contracts and Executive Compensation Plans, Contracts and Arrangements

10.1	Amended and Restated Employment Agreement between KLX Inc. and Amin J. Khoury, dated as of May 25, 2016.

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLX INC.

Date: May 26, 2016	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

	By:	/s/ Michael F. Senft
Michael F. Senft
Vice President, Chief Financial Officer
and Treasurer