Form 10-K/A
period 2016-01-31
KLX Inc.
filed 2016-07-18
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(Registrant’s telephone number, including area code) registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of July 31, 2015, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $2,072 million. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 18, 2016 was 52,786,474 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Proxy Statement to be filed with the Commission in connection with the 2016 Annual Meeting of Stockholders or Annual Report on Form 10-K/A, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Form 10-K. With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

EXPLANATORY NOTE

KLX Inc. is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended January 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2016 (the “Original Form 10-K”). This Amendment is being filed solely to revise Exhibits 31.1 and 31.2 to include the introductory language of paragraph 4 and the language of paragraph 4(b) referring to internal control over financial reporting, which language was inadvertently omitted when originally filed. This Amendment consists solely of the preceding cover page, this explanatory note and each of the revised certifications filed as exhibits to the Amendment. No other changes have been made to the Original Form 10-K. This Amendment speaks as of the filing date of the Original Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)Exhibits

We are filing the following documents as exhibits to this Form 10-K/A:

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLX INC.

By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and Chief Executive Officer

Date: July 18, 2016