Form 10-Q/A
period 2016-04-30
KLX Inc.
filed 2016-07-18
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant has one class of common stock, $0.01 par value, of which, 52,707,434 shares were outstanding as of May 23, 2016.

EXPLANATORY NOTE

KLX Inc. is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016 filed with the Securities and Exchange Commission (the “SEC”) on May 26, 2016 (the “Original Form 10-Q”). This Amendment is being filed solely to revise Exhibits 31.1 and 31.2 to include the introductory language of paragraph 4 and the language of paragraph 4(b) referring to internal control over financial reporting, which language was inadvertently omitted when originally filed. This Amendment consists solely of the preceding cover page, this explanatory note and each of the revised certifications filed as exhibits to the Amendment. No other changes have been made to the Original Form 10-Q. This Amendment speaks as of the filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

ITEM 6. EXHIBITS

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

KLX INC.

Date: July 18, 2016	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

	By:	/s/ Michael F. Senft
Michael F. Senft
Vice President, Chief Financial Officer
and Treasurer