Form 10-K/A
period 2016-01-31
KLX Inc.
filed 2016-09-09
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: January 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______   to _______

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

EXPLANATORY NOTE

KLX Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 31, 2016, which was originally filed on March 24, 2016 (the “Original Filing”), to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to (1) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (2) Deloitte & Touche LLP’s related attestation report due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Filing.  Item 15 of Part IV, “Exhibits and Financial Statement Schedules,” has also been amended to revise the reference to Deloitte’s opinion on our Internal Control Over Financial Reporting in its Report of Independent Registered Public Accounting Firm on our consolidated and combined financial statements and financial statement schedule as of January 31, 2016 and 2015, the three years ended January 31, 2016, December 31, 2014 and December 31, 2013, and the one-month period ended January 31, 2015.

While there is no requirement for any adjustments or restatement to our annual financial statements for any of the last three completed fiscal years, for any of the quarters of our last completed fiscal year or for the one-month transition period prior to our last completed fiscal year, the possibility existed at January 31, 2016 that an identified weakness in our internal controls could have resulted in a material error in our financial results which may not have been detected in a timely manner.

The Company has enhanced and strengthened its methodology for estimating the excess and obsolete (“E&O”) inventory provision in order to remediate this weakness. Management believes the enhancements which it has developed remediated the weakness that existed at January 31, 2016.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of January 31, 2016, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Previously, based on that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2016. However, due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer, Chief Operating Officer Chief Financial Officer and key segment management have now concluded that our disclosure controls and procedures were not effective as of January 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of Fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (REVISED)

The management of KLX is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

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

Previously, based on its assessment, management believed that, as of January 31, 2016, the Company’s internal control over financial reporting was effective.

Subsequent to the issuance of the Original Filing, as part of its regular review of selected audits of public accounting firms, the Public Company Accounting Oversight Board (“PCAOB”) conducted a review and inspection of Deloitte & Touche LLP’s (“Deloitte”) audit of KLX’s financial statements for the year ended January 31, 2016, after which the PCAOB provided comments to Deloitte (the “PCAOB Inspection Comments”). Following the PCAOB inspection, Deloitte requested a reevaluation of the adequacy of the controls related to the determination of the Company’s reserve for E&O inventories as well as the precision and specificity to which these review controls were executed and documented.

The Company previously used a demand and aging based model to determine the E&O reserve and has subsequently developed an alternative demand based model which produced a reserve result that was materially consistent with previously recorded reserves. As a result, no adjustment or restatement to the historical financial statements was required.

Although no adjustment or restatement to previously issued financial statements was necessary, since a historical demand based E&O reserve model was not in place as of January 31, 2016, and the possibility of a material misstatement was not sufficiently mitigated by other compensating review controls, after consultation with the Board of Directors of the Company and Deloitte, on September 7, 2016, it was determined that there is a material weakness in the design and operating effectiveness of the Company’s review controls related to the E&O reserve. Accordingly, management has concluded that the Company’s internal control over financial reporting was not sufficiently comprehensive and therefore ineffective as of January 31, 2016. Consequently, the Company has revised its report on internal control over financial reporting.  Deloitte has issued the revised attestation report below regarding the Company’s internal control over financial reporting.

REMEDIATION STATUS

As of the date of this filing, the Company has implemented the aforementioned new demand based model for estimating the required E&O inventory reserve and has modified its existing controls over the review of the demand based model and as a result, has remediated the material weakness in internal controls. The new demand based methodology considers historical demand of our inventory to project future demand in order to estimate the provision required for E&O inventories. Other factors considered in the methodology include expected market growth rates, the nature of the inventory (proprietary parts or parts used across multiple aircraft types), whether the parts are currently produced or subject to a contract and other related elements. Management believes the aforementioned changes provide sufficient controls to remediate the aforementioned material weakness in internal controls.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

KLX Inc.

Wellington, Florida

We have audited KLX Inc. and subsidiaries (the "Company's") internal control over financial reporting as of January 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our report dated March 24, 2016, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraphs, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2016, as expressed herein, is different than that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: a material weakness in the design and operating effectiveness of the Company’s review controls related to the reserve for excess and obsolete (“E&O”) inventories.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2016, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2016, of the Company and our report dated March 24, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the basis of presentation of the consolidated and combined financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Boca Raton, Florida

March 24, 2016 (September 8, 2016 as to the effects of the material weakness as described in Management’s Annual Report on Internal Control over Financial Reporting (Revised))

PART IV

ITEM 15. EXHIBITS_ AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements

The information required by this item is contained under the section “Index to Consolidated and Combined Financial Statements and Schedule” beginning on page F‑1 of this Form 10‑K/A.

(b)Exhibits

We are filing the following documents as exhibits to this Form 10-K/A:

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
31.3	Certification of Chief Operating Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
32.3	Certification of Chief Operating Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLX INC.
By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and Chief Executive Officer

Date: September 8, 2016

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AND SCHEDULE

Page
Report of Independent Registered Public Accounting Firm	F‑2
Consolidated and Combined Financial Statements:
Consolidated Balance Sheets as of January 31, 2016 and 2015	F‑3
Consolidated and Combined Statements of Earnings and Comprehensive Income for the Years Ended January 31, 2016, December 31, 2014 and 2013 and the One Month Ended January 31, 2015	F‑4
Consolidated and Combined Statements of Stockholders’ Equity for the Periods Ended January 31, 2016 and 2015 and December 31, 2014 and 2013	F‑5
Consolidated and Combined Statements of Cash Flows for the Years Ended January 31, 2016, December 31, 2014 and 2013 and the One Month Ended January 31, 2015	F‑6
Notes to Consolidated and Combined Financial Statements for the Years Ended January 31, 2016, December 31, 2014 and 2013 and the One Month Ended January 31, 2015	F‑7
Consolidated and Combined Financial Statement Schedule:
Schedule II—Valuation and Qualifying Accounts for the Years Ended January 31, 2016, December 31, 2014 and 2013	F‑30

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of KLX Inc. and subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended January 31, 2016, each of the two years in the period ended December 31, 2014, and the one-month period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2016, September 8, 2016, as to the effects of the material weakness as described in Management’s Annual Report on Internal Control over Financial Reporting (Revised), which expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

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