Form 10-Q/A
period 2016-04-30
KLX Inc.
filed 2016-09-09
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A (this “Amended Filing”) amends our original Quarterly Report on Form 10-Q for the quarter ended April 30, 2016 (the “Original Filing”). The purpose of this Amended Filing is to revise Part I, Item 4 to reflect management’s conclusion that our disclosure controls and procedures were not effective at April 30, 2016 due to a material weakness in our internal control over financial reporting identified subsequent to the issuance of our Original Filing and to include new certifications required by management.

While there is no requirement for any adjustments or restatement to our annual financial statements for any of the last three completed fiscal years, for any of the quarters of our last completed fiscal year or the prior two completed quarters of our current fiscal year, or for the one-month transition period prior to our last completed fiscal year, the possibility existed at April 30, 2016 that an identified weakness in our internal controls could have resulted in a material error in our financial results which may not have been detected in a timely manner.

As of the date of this Amended Filing, the Company has enhanced and strengthened its methodology for estimating the excess and obsolete (“E&O”) inventory provision and the related controls in order to remediate this weakness.  Management believes the enhancement which it has developed remediated the weakness that existed at April 30, 2016.

Except as disclosed above, this Amended Filing speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in our Original Filing.

PART I - FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

KLX Inc. (the “Company,” “we,” “us,” or “our”) carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of April 30, 2016, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Previously, based on that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2016. However, due to the material weakness in internal control over financial reporting described below, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have now concluded that our disclosure controls and procedures were not effective as of April 30, 2016.

Internal Control Over Financial Reporting

Subsequent to the issuance of the Fiscal 2015 10-K, as part of its regular review of selected audits of public accounting firms, the Public Company Accounting Oversight Board (“PCAOB”) conducted a review and inspection of Deloitte & Touche LLP’s (“Deloitte”) audit of KLX’s financial statements for the year ended January 31, 2016, after which the PCAOB provided comments to Deloitte (the “PCAOB Inspection Comments”). Following the PCAOB inspection, Deloitte requested a reevaluation of the adequacy of the controls related to the determination of the Company’s reserve for E&O inventories as well as the precision and specificity to which these review controls were executed and documented.

The Company previously used a demand and aging based model to determine the E&O reserve and has subsequently developed an alternative demand based model which produced a reserve result that was materially consistent with the previously recorded reserve. As a result, no adjustment or restatement to the historical financial statements was required.

Although no adjustment or restatement to previously issued financial statements was necessary, since a historical demand based E&O reserve model was not in place as of January 31, 2016, and the possibility of a material misstatement was not sufficiently mitigated by other compensating review controls, after consultation with the Board of Directors of the Company and Deloitte, on September 7, 2016, it was determined that there was a material weakness in the design and operating effectiveness of the Company’s review controls related to the E&O reserve. As the material weakness was not remediated as of April 30, 2016, management has concluded that the Company’s internal control over financial reporting was not sufficiently comprehensive and therefore ineffective as of April 30, 2016.

As of the date of this Amended Filing, the Company has implemented the aforementioned new demand based model for estimating the required E&O inventory reserve and has modified its existing controls over the review of the demand based model and as a result has remediated the material weakness in internal controls. The new demand based methodology considers historical demand of our inventory to project future demand in order to estimate the provision required for E&O inventories. Other factors considered in the methodology include expected market growth rates, the nature of the inventory (proprietary parts or parts used across multiple aircraft types), whether the parts are currently produced or subject to a contract and other elements. Management believes the aforementioned changes provide sufficient controls to remediate the aforementioned material weakness in internal controls.

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

KLX INC.

Date: September 8, 2016	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

	By:	/s/ Michael F. Senft
Michael F. Senft
Vice President, Chief Financial Officer
and Treasurer