Form 10-Q
period 2016-07-31
KLX Inc.
filed 2016-09-09
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended July 31, 2016

Commission File No. 001-36610

KLX INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-1639172
(State of Incorporation)	(I.R.S. Employer Identification No.)

1300 Corporate Center Way

Wellington, Florida 33414

(Address of principal executive offices)

(561) 383-5100

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act: Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The registrant has one class of common stock, $0.01 par value, of which, 52,686,852 shares were outstanding as of September 2, 2016.

KLX INC.

Form 10-Q for the Quarter Ended July 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share Data)

	July 31,	January 31,
	2016	2016

ASSETS

Current assets:
Cash and cash equivalents	$250.4	$427.8
Accounts receivable–trade, less allowance for doubtful accounts ($11.4 at July 31, 2016 and $11.3 at January 31, 2016)	289.0	259.6
Inventories, net	1,367.5	1,295.3
Other current assets	34.1	40.1
Total current assets	1,941.0	2,022.8

Property and equipment, net of accumulated depreciation ($129.2 at July 31, 2016 and $109.3 at January 31, 2016)	261.7	260.5
Goodwill	1,015.4	954.9
Identifiable intangible assets, net	309.8	262.7
Deferred income taxes	153.0	163.4
Other assets	23.9	26.7
	$3,704.8	$3,691.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$163.5	$145.9
Accrued liabilities	82.2	115.3
Total current liabilities	245.7	261.2

Long-term debt	1,180.7	1,179.5
Deferred income taxes	14.7	16.2
Other non-current liabilities	35.4	31.6

Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 250.0 million shares authorized; 53.3 million shares issued as of July 31, 2016 and 53.3 million shares issued as of January 31, 2016	0.5	0.5
Additional paid-in capital	2,673.1	2,662.4
Treasury stock: 0.6 million shares at July 31, 2016 and 0.4 million shares at January 31, 2016	(18.3)	(12.5)
Accumulated deficit	(358.1)	(373.7)
Accumulated other comprehensive loss	(68.9)	(74.2)
Total stockholders’ equity	2,228.3	2,202.5
	$3,704.8	$3,691.0

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2016	2015	2016	2015
Product revenues	$359.1	$351.7	$690.2	$699.7
Service revenues	32.3	61.0	69.4	144.5
Total revenues	391.4	412.7	759.6	844.2
Cost of sales - products	254.4	248.3	483.8	492.0
Cost of sales - services	41.9	67.0	91.2	147.2
Total cost of sales	296.3	315.3	575.0	639.2
Selling, general and administrative	60.1	64.6	120.5	124.7
Operating earnings	35.0	32.8	64.1	80.3
Interest expense	19.1	20.6	38.0	39.2
Earnings before income taxes	15.9	12.2	26.1	41.1
Income tax expense	6.3	4.8	10.3	15.8
Net earnings	$9.6	$7.4	$15.8	$25.3

Other comprehensive (loss) income:
Foreign currency translation adjustment	(15.7)	(5.8)	5.3	(6.2)
Comprehensive (loss) income	$(6.1)	$1.6	$21.1	$19.1
Net earnings per share - basic	$0.18	$0.14	$0.30	$0.48
Net earnings per share - diluted	$0.18	$0.14	$0.30	$0.48

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	SIX MONTHS ENDED
	JULY 31,	JULY 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$15.8	$25.3
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	33.7	42.6
Deferred income taxes	8.5	20.6
Non-cash compensation	9.8	7.4
Amortization of deferred financing fees	2.1	1.9
Tax impact from prior sales of restricted stock	-	(0.9)
Provision for doubtful accounts	0.1	0.8
Loss on disposal of property, equipment and other	3.5	0.9
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(17.0)	16.0
Inventories	33.2	6.1
Other current and non-current assets	8.8	(14.2)
Accounts payable	8.3	10.9
Other current and non-current liabilities	(29.4)	13.0
Net cash flows provided by operating activities	77.4	130.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25.3)	(70.1)
Acquisitions, net of cash acquired	(221.5)	1.0
Net cash flows used in investing activities	(246.8)	(69.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(8.8)	(0.1)
Cash proceeds from stock issuance	0.8	0.8
Tax impact from prior sales of restricted stock	-	0.9
Deferred acquisition payments	-	(91.0)
Net cash flows used in financing activities	(8.0)	(89.4)

Effect of foreign exchange rate changes on cash and cash equivalents	-	(0.8)

Net decrease in cash and cash equivalents	(177.4)	(28.9)
Cash and cash equivalents, beginning of period	427.8	447.2
Cash and cash equivalents, end of period	$250.4	$418.3

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$2.9	$7.0
Interest	35.9	33.9

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

Note 2.Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those years. Earlier adoption is permitted. The Company is currently evaluating the effect this update will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Earlier adoption is permitted. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

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

Note 3.Business Combinations

On May 17, 2016, the Company acquired Herndon Aerospace & Defense LLC (“Herndon”), an aftermarket aerospace supply chain management and consumables hardware distributor servicing principally aftermarket military depots as well as the commercial aerospace aftermarket for an aggregate purchase price of $221.5 (net of cash acquired). The acquisition was accounted for as a purchase under FASB ASC 805, Business Combinations. The assets acquired and liabilities assumed have been reflected in the accompanying condensed consolidated balance sheet as of July 31, 2016 and the results of operations are included in the accompanying condensed consolidated statements of earnings and comprehensive income from the date of acquisition. The valuation of the acquired assets and liabilities is not yet complete, and as such the Company has not yet finalized its allocation of the purchase price for the acquisition.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the Herndon acquisition in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

Accounts receivable-trade	$12.3
Inventories	106.2
Other current and non-current assets	1.0
Property and equipment	2.3
Goodwill	58.9
Identified intangibles	52.5
Accounts payable	(9.7)
Other current and non-current liabilities	(2.0)
Total consideration paid	$221.5

The majority of goodwill and intangible assets are expected to be deductible for tax purposes.

On a pro forma basis to give effect to the Herndon acquisition as if it occurred on February 1, 2015, revenues, net earnings and earnings per diluted share for the three months ended July 31, 2016 were $397.5, $10.8 and $0.21, respectively, and $809.7, $20.2 and $0.39, respectively, for the six months ended July 31, 2016. Revenues, net earnings and earnings per diluted share for the three months ended July 31, 2015 were $446.2, $9.2 and $0.18, respectively, and $909.7, $29.5 and $0.56, respectively, for the six months ended July 31, 2015.

The Company has begun integrating Herndon into its Aerospace Solutions Group (“ASG”) segment systems. As a result, it is not practicable to report stand-alone operating earnings of the acquired business since the acquisition date. Revenues from Herndon from the acquisition date of May 17, 2016 through July 31, 2016 were $27.8.

Note 4.Inventories

Inventories, made up of finished goods, consist primarily of aerospace fasteners and consumables. The Company values inventories at the lower of cost or market, using first‑in, first‑out or weighted average cost method. The Company reviews inventory quantities on hand and recorded a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with its customers and the age of the inventory, among other factors. As noted in Part I.

Item 4 Controls and Procedures, during the second quarter, the Company adopted a demand based excess and obsolete methodology.  There was no change to the reserve for excess or obsolete inventories during the current or any prior periods. Demand for the Company’s products can fluctuate from period to period depending on customer activity. In accordance with industry practice, inventories include amounts relating to long-term contracts with long production cycles, some of which are not expected to be realized within one year. In addition, the Company supports a substantial portion of the global fleet of aircraft in service, and in its capacity as a stocking distributor will acquire and hold inventories for aircraft maintenance at periodic intervals as mandated by the Federal Aviation Administration (“FAA”) or similar regulatory agencies. Based on historical experience, the support of the aftermarket activities with products such as those which the Company sells will necessitate holding inventory in excess of the amount required to support new build production activity contracts.  Obsolescence has historically been immaterial for the Company due to the long life of an aircraft and nature of the products sold by the Company. Aftermarket revenues, expressed as a percentage of total ASG revenues over the past seven years, ranged from approximately 35% to 60%. Aftermarket revenues for the year ended January 31, 2016 and the six months ended July 31, 2016 were approximately 36% and 38%, respectively. As a result, the Company has historically held, and intends to continue to hold a significant portion of its inventories to support the aftermarket demand. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The annual provision for inventory with limited shelf life has historically been immaterial. Reserves for excess and obsolete inventory were approximately $46.1 and $40.4 as of July 31, 2016 and January 31, 2016, respectively.

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				July 31, 2016
	Useful Life			Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value
Customer contracts and relationships	8	-	30	$409.7	$120.6	$289.1
Covenants not to compete	4	-	5	3.3	3.2	0.1
Developed technologies	15			3.3	0.2	3.1
Trade names	Indefinite			17.5	-	17.5
				$433.8	$124.0	$309.8

Amortization expense associated with identifiable intangible assets was approximately $5.2 and $6.7 for the three months ended July 31, 2016 and 2015, respectively, and $9.9 and $13.3 for the six months ended July 31, 2016 and 2015, respectively. The Company currently expects to recognize amortization expense of approximately $15.0 in each of the next five fiscal years (primarily related to our ASG business). The future amortization amounts are estimates. Actual future amortization expense may be different due to finalization of purchase price allocations of acquisitions, future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.  Goodwill increased by $60.5 as compared to January 31, 2016 primarily as a result of the Herndon acquisition made by the ASG segment during the current quarter.

The fair value of the ASG reporting unit exceeded the carrying value by approximately 16% as of December 31, 2015, and approximately $1,015.4 of goodwill has been allocated to the ASG reporting unit as of July 31, 2016. ASG's cash flow projections were a significant input into the December 31, 2015 reporting unit fair value. ASG’s revenues of $690.2 for the six month period ended July 31, 2016 declined by 1.4% as compared to the prior year period, in which ASG generated record revenues of $699.7.  Revenues in the first half of 2016 reflected the contribution from the May 17, 2016 acquisition of Herndon, which generated revenues of $27.8.  Despite the slightly lower level of revenues in the current six month period as compared with the prior year record revenues, ASG cash from operations is consistent with projections used in our December 31, 2015 step 1 impairment test. However, should our future cash from operations decline to levels inconsistent with our projected results, long-term projections may be adjusted downward, which could negatively impact future valuations of the ASG reporting unit which could result in an impairment charge, which depending on the specific changes, could be material to KLX.

Note 6. Related Party Transactions

On December 17, 2014, B/E Aerospace, Inc. (“Former Parent” or “B/E Aerospace”) created an independent public company through a spin-off of its ASG and ESG businesses to Former Parent’s stockholders (“Spin-Off”).  Following the Spin-Off, the Company created in-house substantially all of the functions that were previously provided to it by B/E Aerospace. In addition, the Company has entered into certain agreements with B/E Aerospace relating to transition services and IT services for a transitional period of approximately 24 months following the Spin-Off. In addition, the Company entered into an employee matters agreement and a tax sharing and indemnification agreement with B/E Aerospace in connection with the Spin-Off. This transitional support enables KLX to establish its stand-alone processes for various activities that were previously provided by B/E Aerospace and does not constitute significant continuing support of KLX’s operations. Expenses incurred under those agreements totaled $2.3 and $3.7 for the three months ended July 31, 2016 and 2015, respectively, and $5.0 and $6.1 for the six months ended July 31, 2016 and 2015, respectively. As of July 31, 2016, the Company has recorded a tax indemnity payable to B/E Aerospace totaling $4.7, of which $0.1 is classified in other current liabilities and $4.6 is classified in other long term liabilities.

Sales to B/E Aerospace were $7.5 and $4.8 for the three months ended July 31, 2016 and 2015, respectively, and $13.2 and $9.3 for the six months ended July 31, 2016 and 2015, respectively.

Note 7.Accrued Liabilities

Accrued liabilities consisted of the following:

	July 31, 2016	January 31, 2016
Accrued salaries, vacation and related benefits	$23.8	$28.7
Accrued commissions	6.1	6.2
Income taxes payable	4.1	11.4
Accrued interest	11.8	11.7
Other accrued liabilities	36.4	57.3
	$82.2	$115.3

Note 8.Long-Term Debt

As of July 31, 2016, long-term debt consisted of $1,200.0 aggregate principal amount of the Company’s 5.875% senior unsecured notes due 2022 (the “5.875% Notes”). On a net basis, after taking into consideration the debt issue costs for the Term Loan Facility, total debt was $1,180.7.  As of July 31, 2016, the Company also had a $750.0 undrawn secured revolving credit facility pursuant to a credit agreement dated as of December 16, 2014 and amended and restated on May 19, 2015 (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus the applicable margin (as defined).  No amounts were outstanding under the Revolving Credit Facility as of July 31, 2016.

The Revolving Credit Facility is tied to a borrowing base formula and has no maintenance financial covenants.  This Revolving Credit Facility matures in May 2020.

Letters of credit issued under the Revolving Credit Facility aggregated $3.3 and $0.5 at July 31, 2016 and 2015, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the Revolving Credit Facility as of July 31, 2016. The fair value of the Company’s 5.875% Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,215.7 and $1,136.4 as of July 31, 2016 and January 31, 2016, respectively.

Note 10.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At July 31, 2016, future minimum lease payments under these arrangements approximated $94.1, the majority of which related to long-term real estate leases.

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

Compensation cost recognized during the three and six months ended July 31, 2016 and 2015 related to KLX restricted stock and stock options was $4.9 and $3.4, and $9.5 and $7.1, respectively. Unrecognized compensation expense related to these grants was $36.6 at July 31, 2016.

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

Note 12.Segment Reporting

The Company is organized based on the products and services it offers. As a result of the ESG acquisitions, the Company determined that ESG met the requirements of a reportable segment operating in a single line of business. The Company’s ASG reportable segment, which is also an operating segment, is comprised of consumables management and is in a single line of business. The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group (“CODM”). This group is comprised of the Chairman and Chief Executive Officer and the President and Chief Operating Officer. As a result, the CODM has determined the Company has two reportable segments.

The following table presents revenues and operating earnings (losses) by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
Revenues	2016	2015	2016	2015
Aerospace Solutions Group	$359.1	$351.7	$690.2	$699.7
Energy Services Group	32.3	61.0	69.4	144.5
Total revenues	391.4	412.7	759.6	844.2
Operating earnings (loss) (1)
Aerospace Solutions Group	58.5	59.1	118.4	119.9
Energy Services Group	(23.5)	(26.3)	(54.3)	(39.6)
Total operating earnings	35.0	32.8	64.1	80.3
Interest expense	19.1	20.6	38.0	39.2
Earnings before income taxes	$15.9	$12.2	$26.1	$41.1

(1)

Operating earnings (loss) include an allocation of employee benefits and general and administrative costs based on the proportion of each segment’s number of employees for the three and six months ended July 31, 2016 and revenues for the three and six months ended July 31, 2015.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2016	2015	2016	2015
Aerospace Solutions Group	$3.5	$6.1	$6.3	$11.5
Energy Services Group	2.6	28.4	19.0	58.6
	$6.1	$34.5	$25.3	$70.1

Corporate capital expenditures have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents goodwill by reportable segment:

	July 31,	January 31,
	2016	2016
Aerospace Solutions Group	$1,015.4	$952.4
Energy Services Group	-	2.5
	$1,015.4	$954.9

The following table presents total assets by reportable segment:

	July 31,	January 31,
	2016	2016
Aerospace Solutions Group	$3,472.9	$3,422.8
Energy Services Group	231.9	268.2
	$3,704.8	$3,691.0

Corporate assets (primarily cash and cash equivalents) of $371.8 and $559.5 at July 31, 2016 and January 31, 2016, respectively, have been allocated to the above segments based on each segment’s percentage of total assets.

Note 13.Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the KLX LTIP and restricted shares based on an average share price during the period. For the three months ended July 31, 2016 and 2015, approximately 0.3 and 0.2 shares and for the six months ended July 31, 2016 and 2015, approximately 0.3 and 0.2 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three and six months ended July 31, 2016 and 2015 are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2016	2015	2016	2015
Net earnings	$9.6	$7.4	$15.8	$25.3
(Shares in millions)
Basic weighted average common shares	51.9	52.2	51.9	52.2
Effect of dilutive securities - dilutive securities	0.3	0.2	0.3	0.2
Diluted weighted average common shares	52.2	52.4	52.2	52.4

Basic net earnings per common share	$0.18	$0.14	$0.30	$0.48
Diluted net earnings per common share	$0.18	$0.14	$0.30	$0.48

Note 14.Accounting for Uncertainty in Income Taxes

In accordance with FASB ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of July 31, 2016 and 2015, the Company had $12.4 and $10.2, respectively, of uncertain tax positions, including accrued interest of $1.6 and $1.1 at July 31, 2016 and 2015, respectively, all of which would affect the Company’s effective tax rate if recognized. Pursuant to the terms of the Tax Sharing Agreement with our former parent, B/E Aerospace, the Company may be liable for income tax in certain foreign jurisdictions arising from the examination of tax years during which the Company was part of the B/E Group.  The statute of limitations in these foreign jurisdictions is open for tax years 2007-2014. There are currently no material income tax audits in progress.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data)

The following discussion and analysis addresses the results of our operations for the three and six months ended July 31, 2016 as compared to our results of operations for the three and six months ended July 31, 2015. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

We believe, based on our experience in the industry, that we are a leading distributor and value‑added service provider of aerospace fasteners and consumables, and that we offer one of the broadest ranges of aerospace hardware, consumables and inventory management services worldwide. Founded in 1974 as M&M Aerospace Hardware, aerospace solutions group (“ASG”), formerly the consumables management segment of B/E Aerospace has evolved into an industry leader through multiple acquisitions and strong organic growth. As of January 31, 2016, ASG’s global presence consisted of more than 1.4 million square feet in 17 principal facilities with approximately 1,900 employees worldwide. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. B/E Aerospace acquired M&M in 2001. Between 2002 and 2012, we completed six acquisitions, for an aggregate purchase price of approximately $1.9 billion. We believe our organic growth together with these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. We believe we have become our industry’s leading provider of aerospace fasteners, consumable products and supply chain management services. Through our global facilities network and advanced information technology systems, we believe we offer unparalleled service to commercial airlines, business jet and defense original equipment manufacturers (“OEMs”), maintenance, repair and overhaul (“MRO”) operators, and fixed base operators (“FBOs”). With a large and diverse global customer base, including virtually all of the world’s commercial airlines, business jet and defense OEMs, OEM subcontractors and major MRO operators across five continents, we provide access to over one million stock keeping units (“SKUs”). We serve as a distributor for every major aerospace fastener manufacturer. In order to support our vast range of custom products and services, we have invested over $100 in proprietary IT systems to create a superior technology platform. Our systems support both internal distribution processes and part attributes, along with customer services, including just-in-time (“JIT”) deliveries and kitting solutions, which we believe are unmatched by any competitor. In addition, through the acquisition of Herndon Aerospace & Defense LLC (“Herndon”) in May 2016 for approximately $221.5 net of cash acquired, we expanded our capability to provide comprehensive aftermarket supply chain management solutions to a broader portfolio of aftermarket customers. Herndon has established itself within the Department of Defense and its procurement arm, the Defense Logistics Agency, is a proven supplier of a broad range of consumables resulting in a number of long-term contracts with major military installations. Herndon’s unique land-based military depot aftermarket product distribution platform will serve as an excellent new growth platform for ASG. This aforementioned operating business is operated within our ASG segment.

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

Revenues by reportable segment for the three and six months ended July 31, 2016 and 2015, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	July 31, 2016		July 31, 2015		July 31, 2016		July 31, 2015
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
Aerospace Solutions Group	$359.1	91.7%	$351.7	85.2%	$690.2	90.9%	$699.7	82.9%
Energy Services Group	32.3	8.3%	61.0	14.8%	69.4	9.1%	144.5	17.1%
Total revenues	$391.4	100.0%	$412.7	100.0%	$759.6	100.0%	$844.2	100.0%

Revenues by geographic area (based on destination) for the three and six months ended July 31, 2016 and 2015, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	JULY 31, 2016		JULY 31, 2015		JULY 31, 2016		JULY 31, 2015
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
United States	$232.7	59.4%	$254.2	61.6%	$443.8	58.4%	$525.5	62.2%
Europe	96.2	24.6%	96.4	23.4%	195.6	25.8%	194.8	23.1%
Asia, Pacific Rim, Middle East and other	62.5	16.0%	62.1	15.0%	120.2	15.8%	123.9	14.7%
Total revenues	$391.4	100.0%	$412.7	100.0%	$759.6	100.0%	$844.2	100.0%

Revenues from our domestic and foreign operations for the three and six months ended July 31, 2016 and 2015, respectively, were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2016	2015	2016	2015
Domestic	$369.2	$383.5	$711.5	$786.0
Foreign	22.2	29.2	48.1	58.2
Total revenues	$391.4	$412.7	$759.6	$844.2

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

Current ESG Industry Conditions

Over the past 18 months, as the price of crude oil declined from over $100.00 per barrel in 2014 to approximately $45.00, oil field service companies that provide services similar to ESG have all suffered significant reductions in demand and pricing from their oil exploration and production customers.  This severe change in industry conditions resulted in a reduction of almost 900 oil rigs, a loss of almost 200,000 U.S. jobs throughout the energy sector and a corresponding decrease in demand and pricing for oil field services as the E&P companies cut back their spending for new exploration.

We initiated a business alignment and cost reduction initiative in 2015 to size our operations to current demand levels. ESG’s second quarter performance has begun to reflect our business realignment and cost reduction initiatives as evidenced by a reduction in operating loss as compared with the first quarter of 2016. On a sequential quarterly basis, ESG’s operating loss decreased by $7.3, or 23.7%, to $23.5 despite a

$4.8, or 12.9%, decline in sequential quarterly revenues. We are continuing to carefully manage our costs, while continuing to invest in differentiating technologies, personnel and innovative product and service lines, as we build an industry leading platform in the services niche in which we operate.

Management is focused on controlling costs to limit losses while adding differentiated technologies and services to continue to build our valuable franchise. We expect the benefit of the business alignment actions we have taken, which include an approximately 55% reduction in headcount and the consolidation of 11 facilities, together with our commitment to closely scrutinize all capital expenditures, will continue to lower both our costs and our cash burn rate, which we define as EBITDA less capital expenditures, during the second half of the year, while retaining the capability to disproportionally benefit as market conditions improve.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2016

COMPARED TO THREE MONTHS ENDED JULY 31, 2015

($ in Millions, Except Per Share Data)

	REVENUES
	THREE MONTHS ENDED		Percent
	July 31, 2016	July 31, 2015	Change
Aerospace Solutions Group	$359.1	$351.7	2.1%
Energy Services Group	32.3	61.0	(47.0)%
Total revenues	$391.4	$412.7	(5.2)%

Second quarter 2016 revenues of $391.4 decreased 5.2% as compared to the prior year period. The consolidated results reflect a $7.4 increase in ASG’s revenues offset by a $28.7 decline in ESG revenues as compared with the prior year. On a sequential quarterly basis, consolidated revenues increased 6.3% as a result of a $28.0 increase in ASG revenues primarily related to the Herndon acquisition, offset by a $4.8 decline in ESG revenues.

Cost of sales for the three months ended July 31, 2016 was $296.3, or 75.7% of revenues, as compared to cost of sales for the three month period ended July 31, 2015 of $315.3, or 76.4% of revenues.

Selling, general and administrative (“SG&A”) expense for the three months ended July 31, 2016 was $60.1, or 15.4% of revenues, as compared with $64.6, or 15.7% of revenues, in the prior year period. The decrease in SG&A expense in the current year is primarily due to our business realignment and cost reduction initiatives at ESG ($6.5) offset by a $2.0 increase at ASG primarily related to the acquisition of Herndon during the current quarterly period along with approximately $1.5 of acquisition related costs.

Operating earnings for the three months ended July 31, 2016 were $35.0 and operating margin was 8.9% as compared to $32.8 and 7.9%, respectively, in the prior year period. Operating earnings increased primarily due to a $2.8 reduction in operating loss at ESG as a result of our business realignment and cost reduction initiatives.

Interest expense for the three months ended July 31, 2016 of $19.1 decreased by $1.5 as compared to the prior year period.

Income tax expense for the three months ended July 31, 2016 was $6.3, or 39.5% of earnings before income taxes, as compared with $4.8, or 39.3% of earnings before income taxes, in the prior year. The increase in the tax rate in the current period relates to changes in jurisdictions in which income is earned and varying levels of non-deductible items in each period.

Net earnings and net earnings per share for the three months ended July 31, 2016 were $9.6 and $0.18, respectively, as compared to $7.4 and $0.14, respectively, in 2015. The changes in net earnings are due to the various factors discussed above.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	THREE MONTHS ENDED		Percent
	July 31, 2016	July 31, 2015	Change
Aerospace Solutions Group	$58.5	$59.1	(1.0)%
Energy Services Group	(23.5)	(26.3)	10.6%
Total operating earnings	$35.0	$32.8	6.7%

Second quarter 2016 revenues (exclusive of the Herndon acquisition) were negatively impacted by headwinds from our legacy military manufacturing customers and lower production levels at a number of commercial aerospace manufacturing customers. These headwinds were more than offset by the recent acquisition of Herndon, which contributed $27.8 of revenues since its acquisition on May 17, 2016. ASG’s revenues (exclusive of the Herndon acquisition) were essentially flat with the first quarter of 2016. ASG second quarter 2016 operating earnings were essentially flat when compared to the prior year, and operating margin in the current year was 16.3% as compared with an operating margin of 16.8% in 2015 reflecting approximately $1.5 of Herndon acquisition costs and the margin dilutive impact of the Herndon acquisition.

The decline in revenues from ASG’s military manufacturing customers reflects the ongoing effects of sequestration, sun-setting of certain programs and lower levels of military helicopters produced. The decline in sales to military manufacturing customers and lower production levels at numerous commercial aerospace manufacturing customers were more than offset by revenues from the recent Herndon acquisition, which contributed $27.8 since May 17, 2016.

The integration of Herndon is well underway, and we have already made major progress in the first phase of combining the overlapping parts of the two businesses. We continue to expect significant synergies upon completion of the integration by the end of 2017.

Second quarter 2016 ESG revenues were $32.3, a $28.7 or 47.0% decline as compared to the prior year, while operating loss was reduced by 10.6% to $(23.5). On a sequential quarterly basis compared with the first quarter of 2016, revenues declined by $4.8, or 12.9%, while operating loss was reduced by $7.3, or 23.7%, to $(23.5) in spite of challenging market conditions, with both demand and pricing levels at record lows.

ESG second quarter results have begun to reflect the difficult actions we have taken to reduce costs while striving to continue to provide quality service to our customers. Management is focused on controlling costs to limit losses while adding differentiated technologies and services to continue to build our valuable franchise. We expect the benefit of the business alignment actions we have taken, which include an approximately 55% reduction in headcount and the consolidation of 11 facilities, together with our commitment to closely scrutinize all capital expenditures, will continue to lower both our costs and our cash burn rate during the second half of the year, while retaining the capability to disproportionally benefit as market conditions improve.

SIX MONTHS ENDED JULY 31, 2016

COMPARED TO SIX MONTHS ENDED JULY 31, 2015

	REVENUES
	SIX MONTHS ENDED		Percent
	July 31, 2016	July 31, 2015	Change
Aerospace Solutions Group	$690.2	$699.7	(1.4)%
Energy Services Group	69.4	144.5	(52.0)%
Total revenues	$759.6	$844.2	(10.0)%

For the six months ended July 31, 2016, revenues of $759.6 decreased 10.0%, as compared to the prior year period. The consolidated results reflect a 1.4% decrease in ASG revenues compared to record first half performance in the prior year and a 52.0% decrease in ESG revenues as compared to the prior year.

Cost of sales for the current six month period was $575.0, or 75.7% of sales, as compared to the six month period ended July 31, 2015 of $639.2, or 75.7% of sales.  Cost of sales, as a percentage of revenue, was in line with the prior year period and declined on an absolute basis despite the decrease in revenues, reflecting the initial benefits from our business realignment and cost reduction initiatives.

SG&A expenses during the six months ended July 31, 2016 were $120.5, or 15.9% of revenues, as compared with $124.7, or 14.8% of revenues, in the prior year period. Exclusive of the Herndon acquisition and related acquisition costs, SG&A declined $9.6, or 7.7%, primarily due to our business realignment and cost reduction initiatives at ESG ($4.5) and ASG ($5.1). SG&A expense as a percentage of revenues increased primarily due to a 52.0% decline in ESG revenues as compared to the prior year offset by the initial benefits from our business realignment and cost reduction initiatives.

For the six months ended July 31, 2016, operating earnings were $64.1 and consolidated operating margin was 8.4% as compared to $80.3 and 9.5%, respectively, in the prior year. Operating earnings and operating margin decreased primarily due to the 52.0% decrease in ESG revenues, the current period effect of approximately $1.5 of Herndon acquisition related costs and the margin dilutive impact of the Herndon acquisition.

Interest expense for the six months ended July 31, 2016 was $38.0 as compared with $39.2 in the prior year.

Income tax expense for the six months ended July 31, 2016 was $10.3, or 39.5% of earnings before income taxes, as compared with 38.5% in the prior year period. The difference in the effective tax rate in the current period relates to changes in jurisdictions in which income is earned and varying levels of non-deductible items in each period.

For the six months ended July 31, 2016, net earnings and earnings per diluted share were $15.8 and $0.30, respectively, as compared to $25.3 and $0.48, respectively, in 2015.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	SIX MONTHS ENDED		Percent
	July 31, 2016	July 31, 2015	Change
Aerospace Solutions Group	$118.4	$119.9	(1.3)%
Energy Services Group	(54.3)	(39.6)	(37.1)%
Total operating earnings	$64.1	$80.3	(20.2)%

For the six months ended July 31, 2016, ASG revenues of $690.2 decreased 1.4% compared with the record 2015 period.  ASG revenues were negatively impacted by headwinds from our legacy military and business jet manufacturing customers as well as lower production levels in the second quarter at a number of commercial aerospace manufacturing customers. Aftermarket revenues for the six months were essentially flat with the prior year. ASG operating earnings of $118.4 and operating margin of 17.2% were essentially flat despite the margin dilutive impact of the recent Herndon acquisition and approximately $1.5 of acquisition related costs.

For the six months ended July 31, 2016, ESG revenues of $69.4 declined by $75.1, or 52.0%, as compared to July 31, 2015 while operating loss was $(54.3), as compared with an operating loss of $(39.6) in the prior year period and reflects the significant decline in demand and pricing in the current environment offset by our business realignment and cost reduction initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Cash on hand at July 31, 2016 decreased by $177.4 as compared with cash on hand at January 31, 2016 primarily as a result of capital expenditures of $25.3 and the acquisition of Herndon for $221.5 (net of cash acquired), partially offset by cash flows from operating activities of $77.4. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity consist of cash on hand, cash flow from operations and availability under our $750.0 Revolving Credit Facility. At July 31, 2016, we had $250.4 of cash and cash equivalents. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

Working Capital

Working capital as of July 31, 2016 was $1,695.3, a decrease of $66.3, as compared with working capital at January 31, 2016. Excluding the working capital associated with the Herndon acquisition, working capital decreased by $177.3. As of July 31, 2016, total current assets decreased by $81.8 and total current liabilities decreased by $15.5 as compared with the prior fiscal year end amounts. Total current assets decreased primarily as a result of a $177.4 decrease in cash offset by a $29.4 increase in accounts receivable and a $72.2 increase in inventories. The decrease in total current liabilities was primarily due to a $33.1 decrease in accrued liabilities offset by a $17.6 increase in accounts payable.

Cash Flows

As of July 31, 2016, our cash and cash equivalents were $250.4 as compared to $427.8 at January 31, 2016. Cash generated from operating activities was $77.4 for the six months ended July 31, 2016 as compared to $130.4 in the six months ended July 31, 2015, primarily reflecting a $21.1 decrease in accounts payable and accrued liabilities in 2016 ($23.9 increase in the prior year), an $8.9 decrease in depreciation and amortization in 2016 and a $9.5 decline in net earnings offset by a $33.2 decrease in inventories ($6.1 in the prior year).

Capital Spending

Our capital expenditures were $25.3 and $70.1 during the six months ended July 31, 2016 and 2015, respectively. We expect capital expenditures to be approximately $38.0 during 2016 principally related to the build-out of KLX’s stand-alone data center as we migrate from the B/E systems and for general business purposes. We expect to fund future capital expenditures from cash on hand, cash flow from operations and from funds available from our secured $750.0 Revolving Credit Facility none of which was drawn at July 31, 2016.

Outstanding Debt and Other Financing Arrangements

Long-term debt at July 31, 2016 totaled $1,200.0 and consisted of our 5.875% senior unsecured notes. On a net basis, after taking into consideration the debt issue costs for the Term Loan Facility, total debt was $1,180.7.

We also have a $750.0 Secured Revolving Credit Facility tied to a borrowing base formula, which bears interest at the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined). No amounts were outstanding under this credit facility as of July 31, 2016. We believe that our cash flows, together with cash on hand and funds available under the credit facility will provide us with the ability to fund our operations, make planned capital expenditures payments, and meet our debt service obligations for at least the next twelve months.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of July 31, 2016. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$1.2	$1.0	$0.9	$0.7	$0.8	$1,218.4	$1,223.0
Operating leases	10.7	18.1	14.6	13.0	11.1	26.6	94.1
Future interest payments on outstanding debt (2)	36.7	72.6	72.6	72.6	72.6	213.9	541.0
Total	$48.6	$91.7	$88.1	$86.3	$84.5	$1,458.9	$1,858.1

Commercial Commitments
Letters of credit	$3.3	—	—	—	—	—	$3.3

(1)

Our liability for unrecognized tax benefits of $12.4, including related interests and penalties at July 31, 2016, has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements totaled approximately $94.1 at July 31, 2016.

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

As further discussed in Part I Item 4. Controls and Procedures, the Company has revised its methodology for estimating the provision required for excess and obsolete (“E&O”) inventories as part of its remediation efforts to address the material weakness in internal controls. The new methodology more adequately considers historical demand of our inventory to project future demand in order to estimate the provision required for E&O inventories. Other factors considered in the methodology include expected market growth rates and related elements. The implementation of the changes in internal controls did not impact the current period or any prior period provision for E&O inventory.

The fair value of the ASG reporting unit exceeded the carrying value by approximately 16% as of December 31, 2015, and approximately $1,015.4 of goodwill has been allocated to the ASG reporting unit as of July 31, 2016. ASG's cash flow projections were a significant input into the December 31, 2015 reporting unit fair value. ASG’s revenues of $690.2 for the six month period ended July 31, 2016 declined by 1.4% as compared to the prior year period, in which ASG generated record revenues of $699.7.  Revenues in the first half of 2016 reflected the contribution from the May 17, 2016 acquisition of Herndon, which generated revenues of $27.8.  Excluding the acquisition of Herndon, ASG’s aftermarket revenues in the first half of 2016 were essentially flat as compared to the prior year. Despite the slightly lower level of revenues in the current six month period as compared with the prior year record revenues, ASG generated cash from operations, defined as segment earnings before interest, taxes, depreciation and amortization plus or minus changes in working capital less capital expenditures, totaling $123.0, which increased by $19.8, or 19.2% despite the

1.4% year over year decrease in revenues. However, should our future cash from operations decline to levels inconsistent with our projected results, long-term projections may be adjusted downward, which could negatively impact future valuations of the ASG reporting unit which could result in an  impairment charge, which depending on the specific changes, could be material to KLX.

There have been no changes to our critical accounting policies since January 31, 2016.

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

•	our credit profile;
•	changes in supply and demand of equipment;
•	oilfield anti-indemnity provisions;
•	severe weather;
•	reliance on information technology resources and the inability to implement new technology;

•	increased labor costs or the unavailability of skilled workers;
•	inability to manage inventory; and
•	inability to successfully consummate acquisitions or integrate acquisitions after closing or inability to manage potential growth.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At July 31, 2016, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of July 31, 2016, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of July 31, 2016, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of July 31, 2016, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of July 31, 2016 due to the material weakness in internal control over financial reporting described below.

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

The Company previously used a demand and aging based model to determine the E&O reserve and has subsequently developed an alternative demand based model which produced a reserve result that was materially consistent with the previously recorded reserves. As a result, no adjustment or restatement to the historical financial statements was required.

Although no adjustment or restatement to previously issued financial statements was necessary, since a historical demand based E&O reserve model was not in place as of January 31, 2016, and the possibility of a material misstatement was not sufficiently mitigated by other compensating review controls, after consultation with the Board of Directors of the Company and Deloitte, on September 7, 2016, it was determined that there is a material weakness in the design and operating effectiveness of the Company’s review controls related to the E&O reserve. As the material weakness was not remediated as of July 31, 2016, management has concluded that the Company’s internal control over financial reporting was ineffective as of July 31, 2016.

As of the filing date, the Company has implemented the aforementioned new demand based model for estimating the required E&O inventory reserve and has modified its existing controls over the review of the demand based model and as a result, has remediated the material weakness in internal controls. The new demand based methodology considers historical demand of our inventory to project future demand in order to estimate the provision required for E&O inventories. Other factors considered in the methodology include expected market growth rates, the nature of the inventory (proprietary parts or parts used across multiple aircraft types), whether the parts are currently produced or subject to a contract and other elements. Management believes the aforementioned changes provide sufficient controls to remediate the aforementioned material weakness in internal controls.

There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

($ in Millions, Except Shares and Per Share Data)

The following table presents the total number of shares of our common stock that we repurchased during the three months ended July 31, 2016:

Period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 1, 2016 - May 31, 2016	181,000.0	$30.52	181,000.0	$232.8
June 1, 2016 - June 30, 2016	—	—	—	232.8
July 1, 2016 – July 31, 2016	—	—	—	232.8
Total	181,000.0		181,000.0

(1)

In November 2014, our board of directors authorized a common stock repurchase program for up to $250. In December 2015, our board of directors authorized repurchases of up to $100 under the existing $250 repurchase program.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

ITEM 6. EXHIBITS

Exhibit 2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Stock Purchase Agreement, dated as of May 17, 2016, by and among KLX Inc., Polytrade Holding Corp., Herndon Products Holding Corp., the Sellers and the Sellers’ Representative Named Therein.

Exhibit 10 – Material Contracts

10.1	Amended and Restated Employment Agreement between KLX Inc. and Amin J. Khoury, dated as of May 25, 2016.

10.2	Death Benefit Agreement between KLX Inc. and Amin J. Khoury, dated as of May 25, 2016.

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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