Form 10-Q
period 2016-10-31
KLX Inc.
filed 2016-12-09
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended October 31, 2016

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

The registrant has one class of common stock, $0.01 par value, of which, 52,508,734 shares were outstanding as of December 6, 2016.

KLX INC.

Form 10-Q for the Quarter Ended October 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share Data)

	October 31,	January 31,
	2016	2016

ASSETS

Current assets:
Cash and cash equivalents	$297.7	$427.8
Accounts receivable–trade, less allowance for doubtful accounts ($11.2 at October 31, 2016 and $11.3 at January 31, 2016)	294.0	259.6
Inventories, net	1,362.1	1,295.3
Other current assets	34.7	40.1
Total current assets	1,988.5	2,022.8

Property and equipment, net of accumulated depreciation ($140.3 at October 31, 2016 and $109.3 at January 31, 2016)	257.4	260.5
Goodwill	993.3	954.9
Identifiable intangible assets, net	320.3	262.7
Deferred income taxes	147.0	163.4
Other assets	22.1	26.7
	$3,728.6	$3,691.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$158.0	$145.9
Accrued liabilities	109.3	115.3
Total current liabilities	267.3	261.2

Long-term debt	1,181.3	1,179.5
Deferred income taxes	6.5	16.2
Other non-current liabilities	36.0	31.6

Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 250.0 million shares authorized; 53.3 million shares issued as of October 31, 2016 and 53.3 million shares issued as of January 31, 2016	0.5	0.5
Additional paid-in capital	2,678.1	2,662.4
Treasury stock: 0.8 million shares at October 31, 2016 and 0.4 million shares at January 31, 2016	(23.0)	(12.5)
Accumulated deficit	(338.4)	(373.7)
Accumulated other comprehensive loss	(79.7)	(74.2)
Total stockholders’ equity	2,237.5	2,202.5
	$3,728.6	$3,691.0

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2016	2015	2016	2015
Product revenues	$348.8	$306.7	$1,039.0	$1,006.4
Service revenues	40.2	58.3	109.6	202.8
Total revenues	389.0	365.0	1,148.6	1,209.2
Cost of sales - products	244.2	213.7	728.0	705.7
Cost of sales - services	44.8	65.4	136.0	212.6
Total cost of sales	289.0	279.1	864.0	918.3
Selling, general and administrative	61.4	65.0	181.9	189.7
Goodwill impairment charge	-	310.4	-	310.4
Long-lived asset impairment charge	-	329.8	-	329.8
Operating earnings (loss)	38.6	(619.3)	102.7	(539.0)
Interest expense	18.8	19.0	56.8	58.2
Earnings (loss) before income taxes	19.8	(638.3)	45.9	(597.2)
Income tax expense (benefit)	-	(237.5)	10.3	(221.7)
Net earnings (loss)	$19.8	$(400.8)	$35.6	$(375.5)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(10.8)	(0.4)	(5.5)	(6.6)
Comprehensive income (loss)	$9.0	$(401.2)	$30.1	$(382.1)
Net earnings (loss) per share - basic	$0.38	$(7.68)	$0.69	$(7.19)
Net earnings (loss) per share - diluted	$0.38	$(7.68)	$0.68	$(7.19)

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$35.6	$(375.5)
Adjustments to reconcile net earnings (loss) to net cash flows provided by operating activities:
Depreciation and amortization	50.6	59.8
Deferred income taxes	6.5	(226.6)
Asset impairment charge	-	640.2
Non-cash compensation	14.7	10.9
Amortization of deferred financing fees	3.2	2.9
Tax impact from prior sales of restricted stock	-	(0.9)
Provision for doubtful accounts	(0.1)	0.9
Loss on disposal of property, equipment and other	4.3	2.8
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(22.2)	33.6
Inventories	35.3	9.0
Other current and non-current assets	9.3	4.7
Accounts payable	2.7	(0.1)
Other current and non-current liabilities	(0.8)	35.8
Net cash flows provided by operating activities	139.1	197.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(33.9)	(106.4)
Acquisitions, net of cash acquired	(220.8)	1.0
Net cash flows used in investing activities	(254.7)	(105.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(13.5)	(0.1)
Cash proceeds from stock issuance	0.8	0.7
Tax impact from prior sales of restricted stock	-	0.9
Deferred acquisition payments	-	(90.8)
Net cash flows used in financing activities	(12.7)	(89.3)

Effect of foreign exchange rate changes on cash and cash equivalents	(1.8)	(1.0)

Net (decrease) increase in cash and cash equivalents	(130.1)	1.8
Cash and cash equivalents, beginning of period	427.8	447.2
Cash and cash equivalents, end of period	$297.7	$449.0

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$4.1	$9.1
Interest	36.4	35.2

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendments in this update deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period.  In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and

Licensing, and in May 2016, ASU 2016-12, Revenues from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients both of which provide supplemental adoption guidance and clarification to ASU 2014-09. ASU 2016-10 and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09. The Company has not determined the impact this guidance will have on the financial statements.  However, the identification of implementation project team members and the inventorying of contracts with customers, particularly large customer contracts, has begun. Other than increased disclosures, the impact of the revised accounting guidance to the results of operations and cash flows of the Company cannot be determined until the assessment process is complete.

Note 3.Business Combinations

On May 17, 2016, the Company acquired Herndon Aerospace & Defense LLC (“Herndon”), an aftermarket aerospace supply chain management and consumables hardware distributor servicing principally aftermarket military depots as well as the commercial aerospace aftermarket for an aggregate purchase price of $220.8 (net of cash acquired). During the quarter ended October 31, 2016, Herndon’s acquired working capital was finalized resulting in a reduction in purchase price of $0.7 and customary working capital adjustments as of the closing date which were not material individually or in the aggregate. Additionally, the Company adjusted the allocation of the Herndon purchase price to increase intangible assets by $16.4 and decrease goodwill and inventories by $14.2 and $3.0, respectively, related to the Company’s preliminary purchase price allocation. The impact of the purchase price adjustment to the Company’s condensed consolidated statement of earnings from the date of acquisition was not material.

Based on the Company’s preliminary purchase price allocation, the excess of the purchase price of the fair value of the identifiable assets acquired approximated $113.6, of which $68.9 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete, and $44.7 is included in goodwill. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of five years.

The Herndon acquisition was accounted for as a purchase under FASB ASC 805, Business Combinations. The assets acquired and liabilities assumed have been reflected in the accompanying condensed consolidated balance sheet as of October 31, 2016 and the results of operations are included in the accompanying condensed consolidated statements of earnings and comprehensive income from the date of acquisition. The valuation of certain assets, principally intangible assets and inventories, is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase price for the acquisition.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the Herndon acquisition in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

Accounts receivable-trade	$12.3
Inventories	103.2
Other current and non-current assets	1.1
Property and equipment	2.3
Goodwill	44.7
Identified intangibles	68.9
Accounts payable	(9.7)
Other current and non-current liabilities	(2.0)
Total consideration paid	$220.8

The majority of goodwill and intangible assets are expected to be deductible for tax purposes.

On a pro forma basis to give effect to the Herndon acquisition as if it occurred on February 1, 2015, revenues, net earnings (loss) and earnings (loss) per diluted share for the three months ended October 31, 2015 and the nine months ended October 31, 2016 and 2015 were:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2016	2015	2016	2015
	As Reported	Pro forma	Pro forma	Pro forma
Revenues	$389.0	$399.5	$1,198.8	$1,309.3
Net earnings (loss)	19.8	(398.4)	39.1	(368.6)
Earnings (loss) per diluted share	0.38	(7.63)	0.75	(7.06)

The Company has begun integrating Herndon into its Aerospace Solutions Group (“ASG”) segment systems. As a result, it is not practicable to report stand-alone operating earnings of the acquired business since the acquisition date, and going forward it will not be practicable to report stand-alone revenues of the acquired business. Revenues from Herndon from the acquisition date of May 17, 2016 through October 31, 2016 were $56.7.

Note 4.Inventories

Inventories, made up of finished goods, consist primarily of aerospace fasteners and consumables. The Company values inventories at the lower of cost or market, using first‑in, first‑out or weighted average cost method. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with its customers and the age of the inventory, among other factors. Demand for the Company’s products can fluctuate from period to period depending on customer activity. In accordance with industry practice, inventories include amounts relating to long-term contracts with long production cycles, some of which are not expected to be realized within one year. In addition, the Company supports a substantial portion of the global fleet of aircraft in service, and in its capacity as a stocking distributor will acquire and hold inventories for aircraft maintenance at periodic intervals as mandated by the Federal Aviation Administration (“FAA”) or similar regulatory agencies. Based on historical experience, the support of the aftermarket activities with products such as those which the Company sells will necessitate holding inventory in excess of the amount required to support new build production activity contracts.  Obsolescence has historically been immaterial for the Company due to the long life of an aircraft and nature of the products sold by the Company. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The annual provision for inventory with limited shelf life has historically been immaterial. Reserves for excess and obsolete inventory were approximately $47.8 and $40.4 as of October 31, 2016 and January 31, 2016, respectively.

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				October 31, 2016
	Useful Life			Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value
Customer contracts and relationships	8	-	30	$422.5	$124.6	$297.9
Covenants not to compete	4	-	5	5.5	3.4	2.1
Developed technologies	15			3.3	0.2	3.1
Trade names	Indefinite			17.2	-	17.2
				$448.5	$128.2	$320.3

Amortization expense associated with identifiable intangible assets was approximately $4.8 and $5.8 for the three months ended October 31, 2016 and 2015, respectively, and $14.7 and $19.1 for the nine months ended October 31, 2016 and 2015, respectively. The Company currently expects to recognize amortization expense of approximately $20.0 in each of the next five fiscal years (primarily related to our ASG business). The future amortization amounts are estimates. Actual future amortization expense may be different due to finalization of purchase price allocations of acquisitions, future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.  Goodwill increased by $38.4 as compared to January 31, 2016 primarily as a result of the May 17, 2016 acquisition of Herndon by the ASG segment.

The fair value of the ASG reporting unit exceeded the carrying value by approximately 16% as of December 31, 2015, and approximately $993.3 of goodwill has been allocated to the ASG reporting unit as of October 31, 2016. ASG's cash flow projections were a significant input into the December 31, 2015 reporting unit fair value. Should ASG’s future cash from operations decline to levels inconsistent with ASG’s projected results, long-term projections may be adjusted downward, which could result in an impairment charge at the ASG reporting unit.

Note 6. Related Party Transactions

On December 17, 2014, B/E Aerospace, Inc. ( “B/E Aerospace”) created an independent public company through a spin-off of its ASG and Energy Services Group (“ESG”) businesses to B/E Aerospace’s stockholders (“Spin-Off”).  Following the Spin-Off, the Company created in-house substantially all of the functions that were previously provided to it by B/E Aerospace. In addition, the Company has entered into certain agreements with B/E Aerospace relating to transition services and IT services for a transitional period of approximately 24 months following the Spin-Off. In addition, the Company entered into an employee matters agreement and a tax sharing and indemnification agreement with B/E Aerospace in connection with the Spin-Off. This transitional support enables KLX to establish its stand-alone processes for various activities that were previously provided by B/E Aerospace and does not constitute significant continuing support of KLX’s operations. Expenses incurred under those agreements totaled $2.1 and $2.7 for the three months ended October 31, 2016 and 2015, respectively, and $7.1 and $8.8 for the nine months ended October 31, 2016 and 2015, respectively. As of October 31, 2016, the Company has recorded a tax indemnity payable to B/E Aerospace totaling $4.7, of which $0.1 is classified in other current liabilities and $4.6 is classified in other long term liabilities.

Sales to B/E Aerospace were $5.4 and $5.1 for the three months ended October 31, 2016 and 2015, respectively, and $18.6 and $14.4 for the nine months ended October 31, 2016 and 2015, respectively.

Note 7.Accrued Liabilities

Accrued liabilities consisted of the following:

	October 31, 2016	January 31, 2016
Accrued salaries, vacation and related benefits	$30.1	$28.7
Accrued commissions	7.5	6.2
Income taxes payable	4.3	11.4
Accrued interest	29.4	11.7
Other accrued liabilities	38.0	57.3
	$109.3	$115.3

Note 8.Long-Term Debt

As of October 31, 2016, long-term debt consisted of $1,200.0 aggregate principal amount of the Company’s 5.875% senior unsecured notes due 2022 (the “5.875% Notes”). On a net basis, after taking into consideration the debt issue costs for the Term Loan Facility, total debt was $1,181.3.  As of October 31, 2016, the Company also had a $750.0 undrawn secured revolving credit facility pursuant to a credit agreement dated as of December 16, 2014 and amended and restated on May 19, 2015 (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus the applicable margin (as defined).  No amounts were outstanding under the Revolving Credit Facility as of October 31, 2016.

The Revolving Credit Facility is tied to a borrowing base formula and has no maintenance financial covenants.  This Revolving Credit Facility matures in May 2020. The credit agreement is collateralized by the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock, and conditions precedent for borrowings, all of which were met as of October 31, 2016.

Letters of credit issued under the Revolving Credit Facility aggregated $4.8 and $3.2 at October 31, 2016 and 2015, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the Revolving Credit Facility as of October 31, 2016. The fair value of the Company’s 5.875% Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,218.2 and $1,136.4 as of October 31, 2016 and January 31, 2016, respectively.

Note 10.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At October 31, 2016, future minimum lease payments under these arrangements approximated $90.9, the majority of which related to long-term real estate leases.

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

Compensation cost recognized during the three and nine months ended October 31, 2016 and 2015 related to KLX restricted stock and stock options was $4.8 and $3.5, and $14.3 and $10.6, respectively. Unrecognized compensation expense related to these grants was $32.5 at October 31, 2016.

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

Note 12.Segment Reporting

The Company is organized based on the products and services it offers. The Company’s reportable segments which are also its operating segments, are comprised of ASG and ESG. The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group (“CODM”). This group is comprised of the Chairman and Chief Executive Officer and the President and Chief Operating Officer. As a result, the CODM has determined the Company has two reportable segments.

The following table presents revenues and operating earnings (losses) by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
Revenues	2016	2015	2016	2015
Aerospace Solutions Group	$348.8	$306.7	$1,039.0	$1,006.4
Energy Services Group	40.2	58.3	109.6	202.8
Total revenues	389.0	365.0	1,148.6	1,209.2
Operating earnings (loss) (1)
Aerospace Solutions Group	56.5	47.8	174.9	167.7
Energy Services Group	(17.9)	(667.1)	(72.2)	(706.7)
Total operating earnings (loss)	38.6	(619.3)	102.7	(539.0)
Interest expense	18.8	19.0	56.8	58.2
Earnings (loss) before income taxes	$19.8	$(638.3)	$45.9	$(597.2)

(1)

Operating earnings (loss) include an allocation of employee benefits and general and administrative costs based on the proportion of each segment’s number of employees for the three and nine months ended October 31, 2016 and revenues for the three and nine months ended October 31, 2015.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2016	2015	2016	2015
Aerospace Solutions Group	$4.1	$11.9	$10.4	$23.4
Energy Services Group	4.5	24.4	23.5	83.0
	$8.6	$36.3	$33.9	$106.4

Corporate capital expenditures have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents goodwill by reportable segment:

	October 31,	January 31,
	2016	2016
Aerospace Solutions Group	$993.3	$952.4
Energy Services Group	-	2.5
	$993.3	$954.9

The following table presents total assets by reportable segment:

	October 31,	January 31,
	2016	2016
Aerospace Solutions Group	$3,496.0	$3,422.8
Energy Services Group	232.6	268.2
	$3,728.6	$3,691.0

Corporate assets (primarily cash and cash equivalents) of $411.9 and $559.5 at October 31, 2016 and January 31, 2016, respectively, have been allocated to the above segments based on each segment’s percentage of total assets.

Note 13.Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the KLX LTIP and restricted shares based on an average share price during the period. For the three months ended October 31, 2016 and 2015, approximately 0.4 and no shares and for the nine months ended October 31, 2016 and 2015, approximately 0.3 and no shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three and nine months ended October 31, 2016 and 2015 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2016	2015	2016	2015
Net earnings (loss)	$19.8	$(400.8)	$35.6	$(375.5)
(Shares in millions)
Basic weighted average common shares	51.8	52.2	51.9	52.2
Effect of dilutive securities - dilutive securities	0.4	-	0.3	-
Diluted weighted average common shares	52.2	52.2	52.2	52.2

Basic net earnings (loss) per common share	$0.38	$(7.68)	$0.69	$(7.19)
Diluted net earnings (loss) per common share	$0.38	$(7.68)	$0.68	$(7.19)

Note 14.Income Taxes

In accordance with FASB ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of October 31, 2016 and 2015, the Company had $12.3 and $10.3, respectively, of uncertain tax positions, including accrued interest of $1.7 and $1.1 at October 31, 2016 and 2015, respectively, all of which would affect the Company’s effective tax rate if recognized. During the quarter, the Company determined that certain loss carryforwards, previously reserved in the Company’s valuation allowance, would no longer require a reserve as we realized a one-time benefit from our ongoing tax planning initiatives. The release of valuation allowance with respect to these loss carryforwards resulted in a tax benefit for the quarter. The tax benefit netted against the Company’s tax expense on book income for the quarter, which resulted in no tax expense for the quarter.

As a result, the Company now expects an effective tax rate of approximately 27.5% for the year ending January 31, 2017.

Pursuant to the terms of the Tax Sharing Agreement with our former parent, B/E Aerospace, the Company may be liable for income tax in certain foreign jurisdictions arising from the examination of tax years during which the Company was part of the B/E Group.  The statute of limitations in these foreign jurisdictions is open for tax years 2007-2015. The Company is currently undergoing a U.S. federal income tax examination for the period from December 17, 2014 through December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data)

The following discussion and analysis addresses the results of our operations for the three and nine months ended October 31, 2016 as compared to our results of operations for the three and nine months ended October 31, 2015. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

We believe, based on our experience in the industry, that we are a leading distributor and value‑added service provider of aerospace fasteners and consumables, and that we offer one of the broadest ranges of aerospace hardware, consumables and inventory management services worldwide. Founded in 1974 as M&M Aerospace Hardware, our Aerospace Solutions Group (“ASG”), formerly the consumables management segment of B/E Aerospace, has evolved into an industry leader through multiple acquisitions and strong organic growth. As of January 31, 2016, ASG’s global presence consisted of more than 1.4 million square feet in 17 principal facilities with approximately 1,900 employees worldwide. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. B/E Aerospace acquired M&M in 2001. Between 2002 and 2012, we completed six acquisitions, for an aggregate purchase price of approximately $1.9 billion. We believe our organic growth together with these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. We believe we have become an industry leader providing aerospace fasteners, consumable products and supply chain management services. Through our global facilities network and advanced information technology systems, we believe we offer unparalleled service to commercial airlines, business jet and defense original equipment manufacturers (“OEMs”), maintenance, repair and overhaul (“MRO”) operators, and fixed base operators (“FBOs”). We have a large and diverse global customer base, including commercial airlines, business jet and defense OEMs, OEM subcontractors and major MRO operators across five continents, we provide access to over one million stock keeping units (“SKUs”). We serve as a distributor for every major aerospace fastener manufacturer. In order to support our vast range of custom products and services, we have invested over $100 in proprietary IT systems to create a superior technology platform. Our systems support both internal distribution processes and part attributes, along with customer services, including just-in-time (“JIT”) deliveries and kitting solutions. In addition, through the acquisition of Herndon Aerospace & Defense LLC (“Herndon”) in May 2016 for $220.8 net of cash acquired, we expanded our capability to provide comprehensive supply chain management solutions to a broader portfolio of aftermarket customers. Herndon has established itself within the Department of Defense and its procurement arm, the Defense Logistics Agency, as a proven supplier of a broad range of consumables resulting in a number of long-term contracts with major military installations. We believe Herndon’s unique land-based military depot aftermarket product distribution platform will serve as an excellent new growth platform for ASG. The aforementioned operating business is operated within our ASG segment.

ASG also provides certain supply chain management services to certain of its customers. These services include the timely replenishment of products at the customer site, while also minimizing the customer’s on-hand inventory. These services are provided by ASG contemporaneously with the delivery of the product, and as such, once the product is delivered, ASG does not have a post-delivery obligation to provide services to the customer. The price of such services is generally included in the price of the products delivered to the customer, and revenue is recognized upon delivery of the product, at which point, ASG has satisfied its obligations to the customer. We do not account for these services as a separate element, as the services do not have stand-alone value and cannot be separated from the product element of the arrangement.

In 2013, we initiated an expansion into the energy services sector. During 2013 and 2014, we acquired seven companies engaged in the business of providing technical services and related rental equipment to oil and gas exploration and production companies. As a result, we now provide a broad range of solutions and equipment, which bring value‑added resources to a new customer base, often in remote locations. Our customers include independent and major oil and gas companies that are engaged in the exploration and production of oil and gas in North America, including in the Northeast (Marcellus and Utica Shales), Rocky Mountains (Williston and Piceance Basins), Southwest (Permian Basin and Eagle Ford Shale) and Mid‑Continent. This business is operated within our Energy Services Group (“ESG”) segment.

Revenues by reportable segment for the three and nine months ended October 31, 2016 and 2015, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	October 31, 2016		October 31, 2015		October 31, 2016		October 31, 2015
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
Aerospace Solutions Group	$348.8	89.7%	$306.7	84.0%	$1,039.0	90.5%	$1,006.4	83.2%
Energy Services Group	40.2	10.3%	58.3	16.0%	109.6	9.5%	202.8	16.8%
Total revenues	$389.0	100.0%	$365.0	100.0%	$1,148.6	100.0%	$1,209.2	100.0%

Revenues by geographic area (based on destination) for the three and nine months ended October 31, 2016 and 2015, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	OCTOBER 31, 2016		OCTOBER 31, 2015		OCTOBER 31, 2016		OCTOBER 31, 2015
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
United States	$235.3	60.5%	$219.5	60.1%	$679.1	59.1%	$745.0	61.6%
Europe	92.3	23.7%	89.7	24.6%	287.9	25.1%	284.4	23.5%
Asia, Pacific Rim, Middle East and other	61.4	15.8%	55.8	15.3%	181.6	15.8%	179.8	14.9%
Total revenues	$389.0	100.0%	$365.0	100.0%	$1,148.6	100.0%	$1,209.2	100.0%

Revenues from our domestic and foreign operations for the three and nine months ended October 31, 2016 and 2015, respectively, were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2016	2015	2016	2015
Domestic	$372.3	$337.8	$1,083.8	$1,123.8
Foreign	16.7	27.2	64.8	85.4
Total revenues	$389.0	$365.0	$1,148.6	$1,209.2

We are organized based on the products and services we offer. We determined that ASG and ESG met the requirements of a reportable segment each operating in a single line of business. Each segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision‑making group. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their customers.

Current ESG Industry Conditions

Over the past 21 months, as the price of crude oil declined from over $100.00 per barrel in 2014 to approximately $45.00 at October 31, 2016, oil field service companies that provide services similar to ESG have all suffered significant reductions in demand and pricing from their oil exploration and production customers.  This severe change in industry conditions resulted in a reduction of almost 800 oil rigs, a loss of almost 200,000 U.S. jobs throughout the energy sector and a corresponding decrease in demand and pricing for oil field services as the E&P companies cut back their spending for new exploration.

We initiated a business alignment and cost reduction initiative in 2015 to size our operations to current demand levels. We believe ESG’s third quarter performance continues to reflect our business realignment and cost reduction initiatives as evidenced by a reduction in operating loss as compared with the same period in the prior year (exclusive of the asset impairment charge). In addition, on a sequential quarterly basis, ESG’s operating loss decreased by $5.6, or 23.8%, to $(17.9) on a $7.9, or 24.5%, increase in sequential quarterly revenues. We are continuing to carefully manage our costs, while continuing to invest in differentiating technologies, personnel and innovative product and service lines, as we build an industry leading platform in the services niche in which we operate.

Management is focused on controlling costs to limit losses while adding differentiated technologies and services to continue to build our valuable franchise. We expect the benefit of the business alignment actions we have taken, which include an approximately 55% reduction in headcount and the consolidation of 11 facilities, together with our commitment to closely scrutinize all capital expenditures, will continue to lower both our costs and our cash burn rate, which we define as EBITDA less capital expenditures, during the remainder of the year, while retaining the capability to disproportionally benefit as market conditions improve.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2016

COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2015

($ in Millions, Except Per Share Data)

	REVENUES
	THREE MONTHS ENDED		Percent
	October 31, 2016	October 31, 2015	Change
Aerospace Solutions Group	$348.8	$306.7	13.7%
Energy Services Group	40.2	58.3	(31.0)%
Total revenues	$389.0	$365.0	6.6%

Third quarter 2016 revenues of $389.0 increased 6.6% as compared with the prior year. Our consolidated results reflect a 13.7%, or $42.1, increase in ASG revenues, partially offset by an $18.1 decline in ESG revenues.

Third quarter 2016 cost of sales was $289.0, or 74.3% of sales, as compared to the prior year period of $279.1, or 76.5% of sales. The year-over-year improvement in cost of sales as a percentage of revenues is due to ASG revenue mix as well as the benefits from our ESG cost reduction initiatives.

Selling, general and administrative (“SG&A”) expense during the third quarter of 2016 was $61.4, or 15.8% of revenues, as compared with $65.0, or 17.8% of revenues, in the prior year period. The decrease in SG&A expense in the current year is primarily due to our cost reduction and business realignment initiatives at ESG.

Operating earnings of $38.6 increased $657.9 as compared to the three months ended October 31, 2015. Excluding an asset impairment charge of $640.2 in the third quarter of 2015, operating earnings increased 84.7% to $38.6, and operating margin was 9.9%. Included in operating earnings in the 2016 period are approximately $3.5 of costs and expenses associated with the recent Herndon acquisition. Consolidated operating margins improved at a faster rate than revenues driven by an 18.2% improvement in ASG’s operating margin and 97.3% improvement in ESG’s operating loss (33.5% exclusive of the 2015 asset impairment charge).

Interest expense for the three months ended October 31, 2016 was $18.8.

There was no income tax expense for the three months ended October 31, 2016 as we realized a one-time benefit from our ongoing tax planning initiatives, which eliminated our current period tax expense, bringing our estimated tax rate for the year ending January 31, 2017 to approximately 27.5%.

Net earnings (loss) and net earnings (loss) per share for the three months ended October 31, 2016 were $19.8 and $0.38, respectively, as compared to $(400.8) net loss and $(7.68) net loss per share in 2015. The changes in net earnings are due to the various factors discussed above.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	THREE MONTHS ENDED		Percent
	October 31, 2016	October 31, 2015	Change
Aerospace Solutions Group	$56.5	$47.8	18.2%
Energy Services Group	(17.9)	(667.1)	97.3%
Total operating earnings (loss)	$38.6	$(619.3)	106.2%

Third quarter 2016 ASG revenues of $348.8 increased 13.7% as compared to the three-month period ended October 31, 2015. ASG‘s third quarter 2016 operating earnings of $56.5 increased 18.2% when compared to the prior year, and operating margin was 16.2%. ASG’s operating margin was negatively impacted by the margin dilutive impact of the Herndon acquisition and approximately $3.5 of Herndon acquisition and integration costs.

Compared to the prior year, organic revenue growth from our commercial aerospace manufacturing and aftermarket customers were up 5.8% and 4.2%, respectively, partially offset by a decline in sales to our legacy military manufacturing customers.

ESG’s third quarter revenues were $40.2 and decreased by $18.1 as compared to the prior year period. Operating loss improved by $649.2, principally due to a $640.2 asset impairment charge in the third quarter of 2015 as well as the benefits from our cost reduction and business realignment initiatives.

NINE MONTHS ENDED OCTOBER 31, 2016

COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2015

	REVENUES
	NINE MONTHS ENDED		Percent
	October 31, 2016	October 31, 2015	Change
Aerospace Solutions Group	$1,039.0	$1,006.4	3.2%
Energy Services Group	109.6	202.8	(46.0)%
Total revenues	$1,148.6	$1,209.2	(5.0)%

For the nine months ended October 31, 2016, revenues of $1,148.6 decreased 5.0%, as compared to the prior year period. The consolidated results reflect a 3.2% increase in ASG revenues, offset by a 46.0% decrease in ESG revenues, as compared to the prior year.

Cost of sales for the current nine-month period was $864.0, or 75.2% of sales, as compared to $918.3, or 75.9% of sales, in the nine-month period ended October 31, 2015.

SG&A expense during the nine months ended October 31, 2016 were $181.9, or 15.8% of revenues, as compared with $189.7, or 15.7% of revenues, in the prior year period.

For the nine months ended October 31, 2016, operating earnings were $102.7 and operating margin was 8.9% as compared to a $(539.0) operating loss in the prior year. Operating earnings and operating margin increased primarily due to a $640.2 asset impairment charge in the prior year period, the recent acquisition of Herndon, and our cost reduction and business realignment initiatives at ESG.

Interest expense for the nine months ended October 31, 2016 was $56.8 as compared with $58.2 in the prior year.

Income tax expense for the nine months ended October 31, 2016 was $10.3, or 22.4% of earnings before income taxes, as compared with 37.1% in the prior year period as we realized a one-time benefit from our ongoing tax planning initiatives. As a result, we now expect a full year effective tax rate for the year ending January 31, 2017 of approximately 27.5%.

For the nine months ended October 31, 2016, net earnings and earnings per diluted share were $35.6 and $0.68, respectively, as compared to net loss and net loss per share of $(375.5) and $(7.19), respectively, in 2015.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	NINE MONTHS ENDED		Percent
	October 31, 2016	October 31, 2015	Change
Aerospace Solutions Group	$174.9	$167.7	4.3%
Energy Services Group	(72.2)	(706.7)	89.8%
Total operating earnings (loss)	$102.7	$(539.0)	119.1%

For the nine months ended October 31, 2016, ASG revenues of $1,039.0 increased 3.2% as compared to the same period in the prior year. ASG operating earnings of $174.9 and operating margin of 16.8% improved by $7.2 or 4.3%, despite the margin dilutive impact of the recent Herndon acquisition and integration costs of approximately $5.0.

For the nine months ended October 31, 2016, ESG revenues of $109.6 declined by $93.2, or 46.0%, as compared to the prior year, while operating loss decreased by $634.5 to $(72.2). Despite the 46.0% decrease in revenues, excluding the asset impairment charge in the nine months ended October 31, 2015, operating loss increased by only 8.6%, or $5.7, from $(66.5) to $(72.2) reflecting the benefits from our cost reduction and business realignment initiatives.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Cash on hand at October 31, 2016 decreased by $130.1 as compared with cash on hand at January 31, 2016 primarily as a result of capital expenditures of $33.9 and the acquisition of Herndon for $220.8 (net of cash acquired), partially offset by cash flows from operating activities of $139.1. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity consist of cash on hand, cash flow from operations and availability under our $750.0 Revolving Credit Facility. At October 31, 2016, we had $297.7 of cash and cash equivalents. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

Working Capital

Working capital as of October 31, 2016 was $1,721.2, a decrease of $40.4, as compared with working capital at January 31, 2016. Excluding the working capital associated with the Herndon acquisition, working capital decreased by $127.5. As of October 31, 2016, total current assets decreased by $34.3 and total current liabilities increased by $6.1 as compared with the prior fiscal year end amounts. Total current assets decreased primarily as a result of a $130.1 decrease in cash offset by a $34.4 increase in accounts receivable and a $66.8 increase in inventories. The increase in total current liabilities was primarily due to a $12.1 increase in accounts payable offset by a $6.0 decrease in accrued liabilities.

Cash Flows

As of October 31, 2016, our cash and cash equivalents were $297.7 as compared to $427.8 at January 31, 2016. Cash generated from operating activities was $139.1 for the nine months ended October 31, 2016 as compared to $197.5 in the nine months ended October 31, 2015, primarily reflecting a $22.2 increase in accounts receivable compared with a $33.6 decrease in the prior year and a $1.9 increase in accounts payable and accrued liabilities in 2016 compared with a $35.7 increase in the prior year, partially offset by a $35.3 decrease in inventories (excluding the acquired Herndon inventory which is accounted for in cash flows from investing activities) compared to a $9.0 decrease in the prior year.

Capital Spending

Our capital expenditures were $33.9 and $106.4 during the nine months ended October 31, 2016 and 2015, respectively. We expect capital expenditures to be approximately $40.0 during 2016 related to the build-out of KLX’s stand-alone data center as we migrate from the B/E systems and for general business purposes and the ongoing capital requirements of our ESG business ($23.5 as of the nine months ended October 31, 2016). We expect to fund future capital expenditures from cash on hand, cash flow from operations and from funds available from our secured $750.0 Revolving Credit Facility none of which was drawn at October 31, 2016.

Outstanding Debt and Other Financing Arrangements

Long-term debt at October 31, 2016 totaled $1,200.0 and consisted of our 5.875% senior unsecured notes. On a net basis, after taking into consideration the debt issue costs for the Term Loan Facility, total debt was $1,181.3.

We also have a $750.0 Secured Revolving Credit Facility tied to a borrowing base formula, which bears interest at the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined). No amounts were outstanding under this credit facility as of October 31, 2016. We believe that our cash flows, together with cash on hand and funds available under the credit facility will provide us with the ability to fund our operations, make planned capital expenditures payments, and meet our debt service obligations for at least the next twelve months.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of October 31, 2016. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.4	$1.3	$1.1	$0.8	$0.9	$1,219.2	$1,223.7
Operating leases	6.0	18.9	15.0	13.2	11.3	26.5	90.9
Future interest payments on outstanding debt (2)	36.7	72.6	72.6	72.6	72.6	213.9	541.0
Total	$43.1	$92.8	$88.7	$86.6	$84.8	$1,459.6	$1,855.6

Commercial Commitments
Letters of credit	$4.8	—	—	—	—	—	$4.8

(1)

Our liability for unrecognized tax benefits of $12.3, including related interests and penalties at October 31, 2016, has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements totaled approximately $90.9 at October 31, 2016.

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

The fair value of the ASG reporting unit exceeded the carrying value by approximately 16% as of December 31, 2015, and approximately $993.3 of goodwill has been allocated to the ASG reporting unit as of October 31, 2016. ASG's cash flow projections were a significant input into the December 31, 2015 reporting unit fair value. Should ASG’s future cash from operations decline to levels inconsistent with ASG’s projected results, long-term projections may be adjusted downward, which could result in an impairment charge at our ASG reporting unit.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At October 31, 2016, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of October 31, 2016, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of October 31, 2016, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of October 31, 2016, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2016.

Internal Control Over Financial Reporting

During the quarter ended October 31, 2016, management remediated the previously disclosed material weakness related to the controls surrounding the Company’s excess and obsolete (E&O) inventory reserve. During the quarter ended October 31, 2016, management established controls over the compilation and validation of data and inputs used in the new demand based E&O reserve model that includes a reconciliation of the inputs used in the model to source data to validate the accuracy and completeness of the significant inputs.  Management also established a management review control which includes consideration of each significant assumption and input used in the new demand based model.

Other than the changes described above related to the controls related to the new demand based E&O reserve model, there were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

($ in Millions, Except Shares and Per Share Data)

The following table presents the total number of shares of our common stock that we repurchased during the three months ended October 31, 2016:

Period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1, 2016 - August 31, 2016	—	$—	—	$232.8
September 1, 2016 - September 30, 2016	140,702.0	33.40	140,702.0	228.1
October 1, 2016 – October 31, 2016	—	—	—	228.1
Total	140,702.0		140,702.0

(1)

In November 2014, our board of directors authorized a common stock repurchase program for up to $250. In December 2015, our board of directors authorized repurchases of up to $100 under the existing $250 repurchase program.

(2)	The average price paid per share of common stock repurchased under the stock repurchase program includes the commissions paid to the brokers.

ITEM 6. EXHIBITS

Exhibit 4 – Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Second Supplemental Indenture, dated August 2, 2016, between KLX Inc. as Issuer and Wilmington Trust Company, as Trustee.

Exhibit 10 – Material Contracts

10.1	Medical Care Reimbursement Plan for Executives of KLX Inc.

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLX INC.

Date: December 9, 2016	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

	By:	/s/ Michael F. Senft
Michael F. Senft
Vice President, Chief Financial Officer
and Treasurer