Form 10-Q
period 2017-04-30
KLX Inc.
filed 2017-05-25
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended April 30, 2017

Commission File No. 001-36610

KLX INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-1639172
(State of Incorporation)	(I.R.S. Employer Identification No.)

1300 Corporate Center Way

Wellington, Florida 33414

(Address of principal executive offices)

(561) 383-5100

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act: Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer (do not check if a smaller reporting company) [  ] Smaller reporting company [  ] Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The registrant has one class of common stock, $0.01 par value, of which, 51,723,309 shares were outstanding as of May 23, 2017.

KLX INC.

Form 10-Q for the Quarter Ended April 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share Data)

	April 30,	January 31,
	2017	2017

ASSETS

Current assets:
Cash and cash equivalents	$269.1	$277.3
Accounts receivable–trade, less allowance for doubtful accounts ($11.3 at April 30, 2017 and $13.5 at January 31, 2017)	306.6	261.3
Inventories, net	1,392.7	1,381.4
Other current assets	44.3	39.6
Total current assets	2,012.7	1,959.6

Property and equipment, net of accumulated depreciation ($160.6 at April 30, 2017 and $149.4 at January 31, 2017)	250.8	248.3
Goodwill	999.9	996.4
Identifiable intangible assets, net	310.5	314.8
Deferred income taxes	146.5	147.0
Other assets	27.9	32.2
	$3,748.3	$3,698.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$182.2	$166.0
Accrued liabilities	106.1	91.1
Total current liabilities	288.3	257.1

Long-term debt	1,182.6	1,182.0
Deferred income taxes	5.1	5.0
Other non-current liabilities	35.3	33.1

Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 250.0 million shares authorized; 53.5 million shares issued as of April 30, 2017 and 53.5 million shares issued as of January 31, 2017	0.5	0.5
Additional paid-in capital	2,691.9	2,686.5
Treasury stock: 1.8 million shares at April 30, 2017 and 1.5 million shares at January 31, 2017	(69.0)	(54.4)
Accumulated deficit	(307.7)	(328.0)
Accumulated other comprehensive loss	(78.7)	(83.5)
Total stockholders’ equity	2,237.0	2,221.1
	$3,748.3	$3,698.3

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In Millions, Except Per Share Data)

	THREE MONTHS ENDED
	April 30,	April 30,
	2017	2016
Product revenues	$347.5	$315.8
Service revenues	63.8	37.0
Total revenues	411.3	352.8
Cost of sales - products	242.5	219.9
Cost of sales - services	55.9	49.4
Total cost of sales	298.4	269.3
Selling, general and administrative	64.3	60.3
Operating earnings	48.6	23.2
Interest expense	19.0	18.9
Earnings before income taxes	29.6	4.3
Income tax expense	11.2	1.8
Net earnings	$18.4	$2.5

Other comprehensive income:
Foreign currency translation adjustment	4.8	21.0
Comprehensive income	$23.2	$23.5
Net earnings per share - basic	$0.36	$0.05
Net earnings per share - diluted	$0.36	$0.05

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	THREE MONTHS ENDED
	April 30,	April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18.4	$2.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	16.5	16.6
Deferred income taxes	9.7	0.2
Non-cash compensation	5.9	4.8
Amortization of deferred financing fees	1.1	1.1
Provision for inventory write-downs	4.7	6.4
Change in allowance for doubtful accounts and sales returns	(2.2)	(0.3)
Loss on disposal of property and equipment	0.4	1.5
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(43.0)	8.8
Inventories	(15.9)	(3.4)
Other current and non-current assets	(8.3)	4.8
Accounts payable	16.1	(2.6)
Other current and non-current liabilities	16.6	1.0
Net cash flows provided by operating activities	20.0	41.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14.5)	(19.2)
Net cash flows used in investing activities	(14.5)	(19.2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(14.5)	(3.3)
Net cash flows used in financing activities	(14.5)	(3.3)

Effect of foreign exchange rate changes on cash and cash equivalents	0.8	2.3

Net (decrease) increase in cash and cash equivalents	(8.2)	21.2
Cash and cash equivalents, beginning of period	277.3	427.8
Cash and cash equivalents, end of period	$269.1	$449.0

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$1.2	$1.6
Interest	0.5	-

See accompanying notes to condensed consolidated financial statements.

KLX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - In Millions, Except Per Share Data)

Note 1.Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the KLX Inc. (the “Company” or “KLX”) Annual Report on Form 10-K (the “2016 Form 10-K”) for the fiscal year ended January 31, 2017 (“Fiscal 2016”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. Certain items in the Company’s Condensed Consolidated Statements of Cash Flows have been reclassified for the quarter ended April 30, 2016 to conform to current year presentation.

Note 2.Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. The intra-entity exception is being eliminated under the ASU. The standard is required to be applied on a modified retrospective basis and will be effective beginning with the first quarter of 2018.  Early adoption is permitted, and the Company adopted the new standard during the first quarter of 2017, which resulted in the elimination of a $7.7 long-term prepaid tax balance and the recognition of a $8.8 long-term deferred tax asset with the offset recorded to the accumulated deficit.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the income statement, rather than equity, and requires excess tax benefits from stock-based compensation to be classified in cash flow from operations. The Company adopted the new standard during the first quarter of 2017 in compliance with the effective date, which resulted in the recognition of a $0.5 long-term deferred tax asset with the offset recorded to accumulated deficit. Prior year periods have been adjusted to conform to the current year presentation. With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited upon award issuance.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Earlier adoption is permitted. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its consolidated financial statements.

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

Note 3.Business Combinations

On May 17, 2016, the Company acquired Herndon Aerospace & Defense LLC (“Herndon”), an aftermarket aerospace supply chain management and consumables hardware distributor servicing principally aftermarket military depots as well as the commercial aerospace aftermarket, for an aggregate purchase price of $220.8 (net of cash acquired). During the quarter ended April 30, 2017, the Company finalized its valuation of inventory and intangible assets. The impact of the purchase price adjustments was not material to the Company’s financial statements.

Based on the Company’s final purchase price allocation, the excess of the purchase price of the fair value of the identifiable assets acquired approximated $119.6, of which $68.9 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete and $50.7 is included in goodwill. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of five years.

The Herndon acquisition was accounted for as a purchase under FASB ASC 805, Business Combinations. The assets acquired and liabilities assumed have been reflected in the accompanying condensed consolidated balance sheet as of April 30, 2017, and the results of operations are included in the accompanying condensed consolidated statements of earnings and comprehensive income from the date of acquisition.

The following table summarizes the final estimates of fair values of assets acquired and liabilities assumed in the Herndon acquisition in accordance with ASC 805, which are recorded based on management’s estimates as follows:

Accounts receivable-trade	$12.3
Inventories	103.8
Other current and non-current assets	3.7
Property and equipment	2.1
Goodwill	50.7
Identified intangibles	68.9
Accounts payable	(9.7)
Other current and non-current liabilities	(11.0)
Total consideration paid	$220.8

The majority of goodwill and intangible assets are expected to be deductible for tax purposes.

On a pro forma basis to give effect to the Herndon acquisition as if it occurred on February 1, 2016, revenues, net earnings and earnings per diluted share for the three months ended April 30, 2016 were $397.0, $5.6 and $0.11, respectively.

The Company has substantially integrated Herndon into its Aerospace Solutions Group (“ASG”) segment systems. As a result, it is not practicable to report stand-alone revenues or operating earnings of the acquired business since the acquisition date.

Note 4.Inventories

Inventories, made up of finished goods, consist primarily of aerospace fasteners and consumables. The Company values inventories at the lower of cost or market, using first‑in, first‑out or weighted average cost method. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with its customers and the age of the inventory, among other factors. Demand for the Company’s products can fluctuate from period to period depending on customer activity. In accordance with industry practice, inventories include amounts relating to long-term contracts with long production cycles, some of which are not expected to be realized within one year. In addition, the Company supports a substantial portion of the global fleet of aircraft in service, and in its capacity as a stocking distributor will acquire and hold inventories for aircraft maintenance at periodic intervals as mandated by the Federal Aviation Administration (“FAA”) or similar regulatory agencies. Based on historical experience, the support of the aftermarket activities with products such as those which the Company sells will necessitate holding inventory in excess of the amount required to support new build production activity contracts.  Obsolescence has historically been immaterial for the Company due to the long life of an aircraft and nature of the products sold by the Company. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The annual provision for inventory with limited shelf life has historically been immaterial. Reserves for excess and obsolete inventory were approximately $60.3 and $56.4 as of April 30, 2017 and January 31, 2017, respectively.

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				April 30, 2017
	Useful Life			Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value
Customer contracts and relationships	8	-	30	$422.7	$134.1	$288.6
Covenants not to compete	5			5.5	3.7	1.8
Developed technologies	15			3.3	0.3	3.0
Trade names	Indefinite			17.1	-	17.1
				$448.6	$138.1	$310.5

Amortization expense associated with identifiable intangible assets was approximately $4.8 and $4.7 for the three months ended April 30, 2017 and 2016, respectively. The Company currently expects to recognize amortization expense of approximately $20.0 in each of the next five fiscal years (primarily related to our ASG business). The future amortization amounts are estimates. Actual future amortization expense may be different due to finalization of purchase price allocations of acquisitions, future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.  Goodwill increased by $3.5 as compared to January 31, 2017 primarily as a result of foreign currency translation adjustments.

Note 6. Related Party Transactions

On December 17, 2014, B/E Aerospace, Inc. (“B/E Aerospace”) created an independent public company through a spin-off of its ASG and Energy Services Group (“ESG”) businesses to B/E Aerospace’s stockholders (“Spin-Off”).  Following the Spin-Off, the Company created in-house substantially all of the functions that were previously provided to it by B/E Aerospace. The Company entered into certain agreements with B/E Aerospace related to transition services and IT services through April 2017. In addition, the Company entered into an employee matters agreement and a tax sharing and indemnification agreement with B/E Aerospace in connection with the Spin-Off. Expenses incurred under those agreements were not material for the three months ended April 30, 2017 and were $2.7 for the three months ended April 30, 2016.

On April 13, 2017, B/E Aerospace was sold to Rockwell Collins, Inc. and is no longer a related party. Sales to B/E Aerospace were $4.4 and $5.7 through April 12, 2017 and for the three months ended April 30, 2016, respectively.

Note 7.Accrued Liabilities

Accrued liabilities consisted of the following:

	April 30,	January 31,
	2017	2017
Accrued salaries, vacation and related benefits	$28.5	$31.6
Accrued commissions	6.2	8.7
Income taxes payable	11.6	10.3
Accrued interest	29.4	11.7
Other accrued liabilities	30.4	28.8
	$106.1	$91.1

Note 8.Long-Term Debt

As of April 30, 2017, long-term debt consisted of $1,200.0 aggregate principal amount of the Company’s 5.875% senior unsecured notes due 2022 (the “5.875% Notes”). On a net basis, after taking into consideration the debt issue costs for the Term Loan Facility, total debt was $1,182.6.  As of April 30, 2017, the Company also had a $750.0 undrawn secured revolving credit facility pursuant to a credit agreement dated as of December 16, 2014 and amended and restated on May 19, 2015 (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus the applicable margin (as defined).  No amounts were outstanding under the Revolving Credit Facility as of April 30, 2017 or January 31, 2017.

The Revolving Credit Facility is tied to a borrowing base formula and has no maintenance financial covenants.  This Revolving Credit Facility matures in May 2020. The credit agreement is collateralized by the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock, and conditions precedent for borrowings, all of which were met as of April 30, 2017.

Letters of credit issued under the Revolving Credit Facility aggregated $5.6 and $5.5 at April 30, 2017 and January 31, 2017, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the Revolving Credit Facility as of April 30, 2017. The fair value of the Company’s 5.875% Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,260.0 and $1,260.7 as of April 30, 2017 and January 31, 2017, respectively.

Note 10.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At April 30, 2017, future minimum lease payments under these arrangements approximated $110.7, the majority of which related to long-term real estate leases.

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

The Company has employment agreements with certain key members of management with three year initial terms and which renew for one additional year on each anniversary date. The Company’s employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control.

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

Compensation cost recognized during the three months ended April 30, 2017 and 2016 related to KLX restricted stock and stock options was $5.7 and $4.6, respectively. Unrecognized compensation expense related to these grants was $35.3 at April 30, 2017.

KLX has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of KLX’s common stock at a price equal to 85% of the closing price on the last business day of each semi‑annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of KLX’s shares on the date of purchase and the purchase price of the shares. Compensation cost recognized during the three months ended April 30, 2017 and 2016 for this plan was $0.1 and $0.1, respectively.

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

The following table presents revenues and operating earnings (losses) by reportable segment:

	THREE MONTHS ENDED
	April 30,	April 30,
Revenues	2017	2016
Aerospace Solutions Group	$347.5	$315.8
Energy Services Group	63.8	37.0
Total revenues	411.3	352.8
Operating earnings (loss) (1)
Aerospace Solutions Group	58.7	54.1
Energy Services Group	(10.1)	(30.9)
Total operating earnings	48.6	23.2
Interest expense	19.0	18.9
Earnings before income taxes	$29.6	$4.3

(1)

Operating earnings (loss) include an allocation of employee benefits and general and administrative costs primarily based on the proportion of each segment’s number of employees for the three months ended April 30, 2017 and 2016.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED
	April 30,	April 30,
	2017	2016
Aerospace Solutions Group	$2.7	$2.8
Energy Services Group	11.8	16.4
	$14.5	$19.2

Corporate capital expenditures have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents goodwill by reportable segment:

	April 30,	January 31,
	2017	2017
Aerospace Solutions Group	$999.9	$996.4
Energy Services Group	-	-
	$999.9	$996.4

The following table presents total assets by reportable segment:

	April 30,	January 31,
	2017	2017
Aerospace Solutions Group	$3,498.8	$3,471.4
Energy Services Group	249.5	226.9
	$3,748.3	$3,698.3

Corporate assets (primarily cash and cash equivalents) of $377.8 and $378.2 at April 30, 2017 and January 31, 2017, respectively, have been allocated to the above segments based on each segment’s percentage of total assets.

As discussed in Note 15. in the 2016 Form 10-K, Selected Quarterly Data (Unaudited), during our Fiscal 2016 preparation of the annual 10-K, the Company restated its April 30, 2016 interim financial statements to reflect the correction of errors that were identified related to the ASG segment’s product revenues and cost of sales. These errors related to the application of an accounting principle on claims related to the termination of programs under a long-term contract and other errors associated with inventory and sales reserves. The Company concluded the corrected errors were immaterial individually and in the aggregate, and the Company’s Condensed Consolidated Balance Sheet, Statement of Earnings and Comprehensive Income and Statement of Cash Flows reflect the correction of errors for the prior three-month period ended April 30, 2016. The impact of the restatement to the three-month period ended April 30, 2016 is summarized in the table below:

	THREE MONTHS ENDED
	As Reported	As Restated
	April 30,	April 30,
	2016	2016
Accounts receivable - trade	$267.8	$252.4
Inventories, net	1,284.0	1,293.5
Total stockholders' equity	2,234.0	2,230.4
Total revenues	368.2	352.8
Total cost of sales	278.7	269.3
Income tax expense	4.0	1.8
Net earnings	6.2	2.5
Net earnings per share - basic	0.12	0.05
Net earnings per share - diluted	0.12	0.05

The Statement of Cash Flows was restated to reflect the impact of these errors. In addition, the Company separately disclosed the provision for inventory write-downs in the Statement of Cash Flows which was previously included in the change in inventory line item. There were no changes in total operating, investing, or financing cash flows. The restated results for the three months ended April 30, 2016 include the correction of amounts relating to prior periods, which correction resulted in a reduction of revenue, cost of sales, and net earnings of $12.1, $6.6 and $3.4, respectively. The impact of these prior period errors was not material to the year ended January 31, 2017 or to any prior periods.

Note 13.Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the KLX LTIP and restricted shares based on an average share price during the period. For the three months ended April 30, 2017 and 2016, approximately no shares and 0.2 shares of the Company’s common stock, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three months ended April 30, 2017 and 2016 are as follows:

	THREE MONTHS ENDED
	April 30,	April 30,
	2017	2016
Net earnings	$18.4	$2.5
(Shares in millions)
Basic weighted average common shares	51.1	52.0
Effect of dilutive securities - dilutive securities	0.7	0.2
Diluted weighted average common shares	51.8	52.2

Basic net earnings per common share	$0.36	$0.05
Diluted net earnings per common share	$0.36	$0.05

Note 14.Income Taxes

In accordance with FASB ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of April 30, 2017 and 2016, the Company had $8.5 and $12.5, respectively, of uncertain tax positions, including accrued interest of $1.2 and $1.5 at April 30, 2017 and 2016, respectively, all of which would affect the Company’s effective tax rate if recognized.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In Millions, Except Per Share Data)

The following discussion and analysis addresses the results of our operations for the three months ended April 30, 2017 as compared to our results of operations for the three months ended April 30, 2016. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

As discussed in Note 15. Selected Quarterly Data (Unaudited) to our consolidated and combined financial statements contained in the 2016 Form 10-K, during our Fiscal 2016 preparation of the annual 10-K, the Company restated its April 30, 2016 interim financial statements to reflect the correction of errors that were identified. The Company concluded the corrected errors were immaterial individually and in the aggregate, and the Company’s Condensed Consolidated Balance Sheet, Statement of Earnings and Comprehensive Income and Statement of Cash Flows reflect the correction of errors for the prior three-month period ended April 30, 2016.

We believe, based on our experience in the industry, that we are a leading distributor and value‑added service provider of aerospace fasteners and consumables, and that we offer one of the broadest ranges of aerospace hardware, consumables and inventory management services worldwide. Founded in 1974 as M&M Aerospace Hardware, our Aerospace Solutions Group (“ASG”), formerly the consumables management segment of B/E Aerospace, has evolved into an industry leader through multiple acquisitions and strong organic growth. As of January 31, 2017, ASG’s global presence consisted of approximately 1.5 million square feet in 18 principal facilities with approximately 2,000 employees worldwide. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. B/E Aerospace acquired M&M in 2001. Between 2002 and 2016, we completed seven acquisitions, for an aggregate purchase price of approximately $2.1 billion. We believe our organic growth together with these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. We believe we have become an industry leader providing aerospace fasteners, consumable products and supply chain management services. Through our global facilities network and advanced information technology systems, we believe we offer unparalleled service to commercial airlines, business jet and defense original equipment manufacturers (“OEMs”), maintenance, repair and overhaul (“MRO”) operators, and fixed base operators (“FBOs”). We have a large and diverse global customer base, including commercial airlines, business jet and defense OEMs, OEM subcontractors and major MRO operators across five continents, and we provide access to over one million stock keeping units (“SKUs”). We serve as a distributor for every major aerospace fastener manufacturer. In order to support our vast range of custom products and services, we have invested over $100 in proprietary IT systems to create a superior technology platform. Our systems support both internal distribution processes and part attributes, along with customer services, including just-in-time (“JIT”) deliveries and kitting solutions. In addition, through the acquisition of Herndon Aerospace & Defense LLC (“Herndon”) in May 2016, we expanded our capability to provide comprehensive supply chain management solutions to a broader portfolio of aftermarket customers. Herndon has established itself within the Department of Defense and its procurement arm, the Defense Logistics Agency, as a proven supplier of a broad range of consumables resulting in a number of long-term contracts with major military installations. We believe Herndon’s unique land-based military depot aftermarket product distribution platform will serve as an excellent new growth platform for ASG. The aforementioned operating business is operated within our ASG segment.

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

Revenues by reportable segment for the three months ended April 30, 2017 and 2016, respectively, were as follows:

	THREE MONTHS ENDED
	April 30, 2017		April 30, 2016
	Revenues	%	Revenues	%
Aerospace Solutions Group	$347.5	84.5%	$315.8	89.5%
Energy Services Group	63.8	15.5%	37.0	10.5%
Total revenues	$411.3	100.0%	$352.8	100.0%

Revenues by geographic area (based on destination) for the three months ended April 30, 2017 and 2016, respectively, were as follows:

	THREE MONTHS ENDED
	April 30, 2017		April 30, 2016
	Revenues	%	Revenues	%
United States	$250.5	60.9%	$195.7	55.5%
Europe	97.2	23.6%	99.4	28.2%
Asia, Pacific Rim, Middle East and other	63.6	15.5%	57.7	16.3%
Total revenues	$411.3	100.0%	$352.8	100.0%

Revenues from our domestic and foreign operations for the three months ended April 30, 2017 and 2016, respectively, were as follows:

	April 30,	April 30,
	2017	2016
Domestic	$409.8	$327.0
Foreign	1.5	25.8
Total revenues	$411.3	$352.8

We are organized based on the products and services we offer. The Company’s reportable segments which are also its operating segments, are comprised of ASG and ESG. We determined that ASG and ESG met the requirements of a reportable segment each operating in a single line of business. Each segment regularly reports its results of operations and makes requests for capital expenditures and acquisition funding to the Company’s chief operational decision‑making group. Each operating segment has separate management teams and infrastructures dedicated to providing a full range of products and services to their customers.

Current ESG Industry Conditions

Over the past several years, the price of crude oil declined from over $100.00 per barrel in 2014 to approximately $50.00 at April 30, 2017, and as a result, over this period, oil field service companies that provide services similar to ESG have all suffered significant reductions in demand and pricing from their oil exploration and production customers.  This severe change in industry conditions resulted in a reduction of almost 800 oil rigs, a loss of almost 200,000 U.S. jobs throughout the energy sector and a corresponding decrease in demand and pricing for oil field services as the exploration and production (“E&P”) companies cut back their spending for new exploration.

We implemented a business alignment and cost reduction initiative in 2015 to size our operations to current demand levels. We began to see a stabilization in demand in late 2016, and during the first quarter of Fiscal 2017, ESG experienced a 72.4% increase in revenues versus the same period in the prior year, and an increase of 46.3% as compared to the fourth quarter of Fiscal 2016. We believe ESG’s first quarter performance reflects our business realignment and cost reduction initiatives as well as the improvement in industry conditions. We are continuing to carefully manage our costs, while continuing to invest in differentiating technologies, personnel and innovative product and service lines, as we build an industry leading platform in the services niche in which we operate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2017

COMPARED TO THREE MONTHS ENDED APRIL 30, 2016

($ in Millions, Except Per Share Data)

	REVENUES
	THREE MONTHS ENDED		Percent
	April 30, 2017	April 30, 2016	Change
Aerospace Solutions Group	$347.5	$315.8	10.0%
Energy Services Group	63.8	37.0	72.4%
Total revenues	$411.3	$352.8	16.6%

First quarter 2017 revenues of $411.3 increased 16.6% as compared with the prior year. Our consolidated revenue growth was driven by a 10.0% increase in ASG revenues and a 72.4% increase in ESG revenues.

First quarter 2017 cost of sales was $298.4, or 72.6% of sales, as compared to the prior year period of $269.3, or 76.3% of sales. The year-over-year improvement in cost of sales as a percentage of revenues is primarily due to substantially improved results at our ESG business due to improved industry conditions and the benefits from our ESG cost reduction initiatives.

Selling, general and administrative (“SG&A”) expense during the first quarter of 2017 was $64.3, or 15.6% of revenues, as compared with $60.3, or 17.1% of revenues, in the prior year period. SG&A, as a percentage of revenues, decreased as compared with the prior year period by 150 basis points primarily due to increased operating leverage at ESG, which grew revenues by 72.4% while SG&A only increased 2.7%.

Operating earnings of $48.6 increased $25.4, or 109.5%. Operating margin improved 520 basis points to 11.8% driven by improved performance by our ESG business slightly offset by the impact of lower margins at ASG resulting from the inclusion of lower margin Herndon results for the first quarter of 2017.

Interest expense for the three months ended April 30, 2017 was $19.0 as compared to $18.9 in the prior year period.

Income tax expense for the three months ended April 30, 2017 was $11.2, or 37.8% of earnings before income taxes, as compared with an income tax expense of $1.8 in the prior year period.

Net earnings and net earnings per share for the three months ended April 30, 2017 were $18.4 and $0.36, respectively, as compared to $2.5 and $0.05, respectively, in 2016. The changes in net earnings are due to the various factors discussed above.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	THREE MONTHS ENDED		Percent
	April 30, 2017	April 30, 2016	Change
Aerospace Solutions Group	$58.7	$54.1	8.5%
Energy Services Group	(10.1)	(30.9)	67.3%
Total operating earnings	$48.6	$23.2	109.5%

For the three months ended April 30, 2017, ASG revenues of $347.5 increased 10.0% compared to the same period in the prior year. Revenue growth was driven primarily by an increase in military aftermarket demand. ASG operating earnings of $58.7 were up 8.5% as compared to the same period in the prior year. ASG operating margin of 16.9% declined 20 basis points reflecting the lower, but improving, margins associated with the Herndon business along with integration related expenses.

For the three months ended April 30, 2017, ESG revenues of $63.8 increased by 72.4%, as compared to the prior year, and operating loss decreased $20.8, or 67.3%, to $(10.1). On a sequential quarterly basis, revenues increased by 46.3%, and operating loss decreased by 46.8%.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Cash on hand at April 30, 2017 decreased by $8.2 as compared with cash on hand at January 31, 2017 primarily as a result of capital expenditures of $14.5 and the Company’s repurchase of $14.5 of KLX common shares, partially offset by cash flows from operating activities of $20.0. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity consist of cash on hand, cash flow from operations and availability under our $750.0 Revolving Credit Facility. At April 30, 2017, we had $269.1 of cash and cash equivalents. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

Working Capital

Working capital as of April 30, 2017 was $1,724.4, an increase of $21.9, as compared with working capital at January 31, 2017. As of April 30, 2017, total current assets increased by $53.1 and total current liabilities increased by $31.2 as compared with the prior fiscal year end amounts. Total current assets increased primarily as a result of a $45.3 increase in accounts receivable and an $11.3 increase in inventories offset by an $8.2 decrease in cash and cash equivalents. The increase in total current liabilities was due to a $16.2 increase in accounts payable and a $15.0 increase in accrued liabilities (principally accrued interest).

Cash Flows

As of April 30, 2017, our cash and cash equivalents were $269.1 as compared to $277.3 at January 31, 2017. Cash generated from operating activities was $20.0 for the three months ended April 30, 2017 as compared to $41.4 for the three months ended April 30, 2016, primarily reflecting a $43.0 increase in accounts receivable, reflecting the 10.0% increase in ASG revenues and 72.4% increase in ESG revenues, as compared with an $8.8 decrease in the prior year, and a $15.9 increase in inventories compared to a $3.4 increase in the prior year. The decrease was partially offset by a $32.7 increase in accounts payable and accrued liabilities in 2017 compared with a $1.6 decrease in the prior year.

Capital Spending

Our capital expenditures were $14.5 and $19.2 during the three months ended April 30, 2017 and 2016, respectively. We expect capital expenditures to be approximately $75.0 during 2017 related to the build-out of ASG’s new global warehouse and segment headquarters and for general business purposes. We expect to fund future capital expenditures from cash on hand, cash flow from operations and from funds available from our secured $750.0 Revolving Credit Facility, none of which was drawn at April 30, 2017.

Outstanding Debt and Other Financing Arrangements

Long-term debt at April 30, 2017 totaled $1,200.0 and consisted of our 5.875% senior unsecured notes. On a net basis, after taking into consideration the debt issue costs for the Term Loan Facility, total debt was $1,182.6.

We also have a $750.0 Secured Revolving Credit Facility tied to a borrowing base formula, which bears interest at the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined). No amounts were outstanding under this credit facility as of April 30, 2017. We believe that our cash flows, together with cash on hand and funds available under the credit facility will provide us with the ability to fund our operations, make planned capital expenditures payments, and meet our debt service obligations for at least the next twelve months.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of April 30, 2017. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.8	$0.8	$0.8	$0.9	$1.1	$1,222.4	$1,226.8
Operating leases	19.1	23.0	19.9	17.0	13.4	18.3	110.7
Future interest payments on outstanding debt (2)	72.1	72.6	72.6	72.6	72.6	213.9	576.4
Total	$92.0	$96.4	$93.3	$90.5	$87.1	$1,454.6	$1,913.9

Commercial Commitments
Letters of credit	$5.6	—	—	—	—	—	$5.6

(1)

Our liability for unrecognized tax benefits of $8.5, including related interest and penalties at April 30, 2017, has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements totaled approximately $110.7 at April 30, 2017.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K. There have been no changes to our critical accounting policies since January 31, 2017.

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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017, including the following factors:

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At April 30, 2017, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of April 30, 2017, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of April 30, 2017, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of April 30, 2017, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that due to the material weakness in internal control over financial reporting described in our Form 10-K, our disclosure controls and procedures were not effective as of April 30, 2017.

Internal Control Over Financial Reporting

The Company created a data center substantially similar to the data center maintained by B/E Aerospace under a transition services agreement (“TSA”) through April 2017. The Company relied on the B/E Aerospace TSA to provide the appropriate controls. The Company adopted its own set of policies, procedures and controls when it transitioned to its data center in April 2017. Substantially all of the policies, procedures and controls were in place prior to April 2017; however, the Company continues to document and test its internal controls over financial reporting and may make changes aimed at enhancing their effectiveness.

We disclosed in our Annual Report on Form 10-K for the year ended January 31, 2017 that management had concluded that our internal control over financial reporting was not effective as of January 31, 2017 due the design and operating effectiveness of controls over the evaluation of the accounting treatment of significant events and transactions. We are developing documentation to further improve these internal controls; however, no change in our Company’s internal control over financial reporting occurred during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

There were no other changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

($ in Millions, Except Shares and Per Share Data)

The following table presents the total number of shares of our common stock that we repurchased during the three months ended April 30, 2017:

Period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1, 2017 - February 28, 2017	—	$—	—	$198.1
March 1, 2017 - March 31, 2017	304,917.0	47.16	304,917.0	183.7
April 1, 2017 - April 30, 2017	—	—	—	183.7
Total	304,917.0		304,917.0

(1)

In November 2014, our board of directors authorized a common stock repurchase program for up to $250. In March 2017, our board of directors authorized an increase in the Company’s share repurchase authorization from $100 to $200 under the existing $250 repurchase program.

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

KLX INC.

Date: May 25, 2017	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

	By:	/s/ Michael F. Senft
Michael F. Senft
Vice President, Chief Financial Officer
and Treasurer