Form 10-Q
period 2017-07-31
KLX Inc.
filed 2017-08-24
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended July 31, 2017

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

The registrant has one class of common stock, $0.01 par value, of which, 51,423,614 shares were outstanding as of August 21, 2017.

KLX INC.

Form 10-Q for the Quarter Ended July 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share Data)

	July 31,	January 31,
	2017	2017

ASSETS

Current assets:
Cash and cash equivalents	$275.8	$277.3
Accounts receivable–trade, less allowance for doubtful accounts ($10.6 at July 31, 2017 and $13.5 at January 31, 2017)	311.8	261.3
Inventories, net	1,398.1	1,381.4
Other current assets	47.1	39.6
Total current assets	2,032.8	1,959.6

Property and equipment, net of accumulated depreciation ($171.9 at July 31, 2017 and $149.4 at January 31, 2017)	257.5	248.3
Goodwill	1,022.7	996.4
Identifiable intangible assets, net	309.4	314.8
Deferred income taxes	135.3	147.0
Other assets	31.0	32.2
	$3,788.7	$3,698.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$186.0	$166.0
Accrued liabilities	93.2	91.1
Total current liabilities	279.2	257.1

Long-term debt	1,183.2	1,182.0
Deferred income taxes	6.2	5.0
Other non-current liabilities	38.7	33.1

Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 250.0 million shares authorized; 53.5 million shares issued as of July 31, 2017 and 53.5 million shares issued as of January 31, 2017	0.5	0.5
Additional paid-in capital	2,700.9	2,686.5
Treasury stock: 2.1 million shares at July 31, 2017 and 1.5 million shares at January 31, 2017	(84.0)	(54.4)
Accumulated deficit	(287.8)	(328.0)
Accumulated other comprehensive loss	(48.2)	(83.5)
Total stockholders’ equity	2,281.4	2,221.1
	$3,788.7	$3,698.3

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2017	2016	2017	2016
Product revenues	$357.1	$346.5	$704.6	$662.3
Service revenues	73.5	32.4	137.3	69.4
Total revenues	430.6	378.9	841.9	731.7
Cost of sales - products	248.3	244.5	490.8	464.4
Cost of sales - services	63.7	41.9	119.6	91.3
Total cost of sales	312.0	286.4	610.4	555.7
Selling, general and administrative	66.3	60.1	130.6	120.4
Operating earnings	52.3	32.4	100.9	55.6
Interest expense	19.0	19.1	38.0	38.0
Earnings before income taxes	33.3	13.3	62.9	17.6
Income tax expense	12.6	5.3	23.8	7.1
Net earnings	$20.7	$8.0	$39.1	$10.5

Other comprehensive income (loss):
Foreign currency translation adjustment	30.5	(15.7)	35.3	5.3
Comprehensive income (loss)	$51.2	$(7.7)	$74.4	$15.8
Net earnings per share - basic	$0.41	$0.15	$0.77	$0.20
Net earnings per share - diluted	$0.40	$0.15	$0.76	$0.20

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	SIX MONTHS ENDED
	JULY 31,	JULY 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$39.1	$10.5
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	33.0	33.7
Deferred income taxes	21.0	5.3
Non-cash compensation	13.0	9.8
Amortization of deferred financing fees	2.2	2.1
Provision for inventory write-downs	9.1	10.5
Change in allowance for doubtful accounts and sales returns	4.8	3.3
Loss on disposal of property and equipment	0.5	3.5
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(54.8)	7.6
Inventories	(25.6)	3.3
Other current and non-current assets	(13.7)	8.8
Accounts payable	19.4	8.4
Other current and non-current liabilities	5.3	(29.4)
Net cash flows provided by operating activities	53.3	77.4

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32.6)	(25.3)
Acquisitions, net of cash acquired	-	(221.5)
Net cash flows used in investing activities	(32.6)	(246.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(29.6)	(8.8)
Cash proceeds from stock issuance	1.0	0.8
Net cash flows used in financing activities	(28.6)	(8.0)

Effect of foreign exchange rate changes on cash and cash equivalents	6.4	-

Net decrease in cash and cash equivalents	(1.5)	(177.4)
Cash and cash equivalents, beginning of period	277.3	427.8
Cash and cash equivalents, end of period	$275.8	$250.4

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.1	$2.9
Interest	36.2	35.9
Supplemental schedule of non-cash activities:
Accrued property additions	$6.1	$3.5

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. The provision for inventory write downs has been reclassified and separately disclosed in the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2016 to conform to current year presentation.

Note 2.Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation–Stock Compensation (Topic 718). This ASU was issued to provide clarity and reduce diversity in practice regarding the application of guidance on the modification of equity awards. The ASU states that an entity should account for the effects of a modification unless all of the following are met: the fair value, vesting conditions and the classification of the instrument as equity or liability of the modified award is the same as that of the original award immediately before such award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company does not expect a material impact upon adoption of this ASU to its condensed consolidated financial statements as the Company historically has accounted for all modifications in accordance with Topic 718 and has not been subject to the exception described under this ASU.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Earlier adoption is permitted. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its condensed consolidated financial statements.

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

Note 3.Business Combinations

On May 17, 2016, the Company acquired Herndon Aerospace & Defense LLC (“Herndon”), an aftermarket aerospace supply chain management and consumables hardware distributor servicing principally aftermarket military depots as well as the commercial aerospace aftermarket, for an aggregate purchase price of $220.8 (net of cash acquired). The excess of the purchase price of the fair value of the net identifiable assets acquired approximated $119.6, of which $68.9 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete and $50.7 is included in goodwill. The primary items that generated the goodwill recognized were the premium paid by the Company for future earnings potential and the value of the assembled workforce that does not qualify for separate recognition. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of five years.

The Herndon acquisition was accounted for as a purchase under FASB ASC 805, Business Combinations. The assets acquired and liabilities assumed have been reflected in the accompanying condensed consolidated balance sheets as of July 31, 2017 and January 31, 2017, and the results of operations are included in the accompanying condensed consolidated statements of earnings and comprehensive income (loss) from the date of acquisition.

The following table summarizes the fair values of assets acquired and liabilities assumed in the Herndon acquisition in accordance with ASC 805:

Accounts receivable-trade	$12.3
Inventories	103.8
Other current and non-current assets	3.7
Property and equipment	2.1
Goodwill	50.7
Identified intangibles	68.9
Accounts payable	(9.7)
Other current and non-current liabilities	(11.0)
Total consideration paid	$220.8

The majority of goodwill and intangible assets are expected to be deductible for tax purposes.

On a pro forma basis to give effect to the Herndon acquisition as if it occurred on February 1, 2016, revenues, net earnings and earnings per diluted share for the three months ended July 31, 2016 were

$385.0, $8.4 and $0.16, respectively, and $782.0, $14.0 and $0.27, respectively, for the six months ended July 31, 2016.

The Company has substantially integrated Herndon into its Aerospace Solutions Group (“ASG”) segment systems. As a result, it is not practicable to report stand-alone revenues or operating earnings of the acquired business since the acquisition date.

Note 4.Inventories

Inventories, made up of finished goods, consist primarily of aerospace fasteners and consumables. The Company values inventories at the lower of cost and net realizable value, using first‑in, first‑out or weighted average cost method. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with its customers and the age of the inventory, among other factors. Demand for the Company’s products can fluctuate from period to period depending on customer activity. In accordance with industry practice, inventories include amounts relating to long-term contracts with long production cycles, some of which are not expected to be realized within one year. In addition, the Company supports a substantial portion of the global fleet of aircraft in service, and in its capacity as a stocking distributor will acquire and hold inventories for aircraft maintenance at periodic intervals as mandated by the Federal Aviation Administration (“FAA”) or similar regulatory agencies. Based on historical experience, the support of the aftermarket activities with products such as those which the Company sells will necessitate holding inventory in excess of the amount required to support new build production activity contracts.  Obsolescence has historically been immaterial for the Company due to the long life of an aircraft and nature of the products sold by the Company. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The annual provision for inventory with limited shelf life has historically been immaterial. Reserves for excess and obsolete inventory were approximately $63.8 and $56.4 as of July 31, 2017 and January 31, 2017, respectively.

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				July 31, 2017			January 31, 2017
	Useful Life			Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	8	-	30	$404.3	$118.1	$286.2	$422.0	$129.1	$292.9
Covenants not to compete	5			2.2	0.5	1.7	5.5	3.6	1.9
Developed technologies	15			3.3	0.4	2.9	3.3	0.2	3.1
Trade names	Indefinite			18.6	-	18.6	16.9	-	16.9
				$428.4	$119.0	$309.4	$447.7	$132.9	$314.8

Amortization expense associated with identifiable intangible assets was $4.8 and $5.2 for the three months ended July 31, 2017 and 2016, respectively, and $9.6 and $9.9 for the six months ended July 31, 2017 and 2016, respectively. The Company currently expects to recognize amortization expense related to intangible assets of approximately $20.0 in each of the next five fiscal years (primarily related to our ASG business). The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.  Goodwill increased by $26.3 as compared to January 31, 2017 primarily as a result of foreign currency translation adjustments.

Note 6. Related Party Transactions

On December 17, 2014, B/E Aerospace, Inc. (“B/E Aerospace”) created an independent public company through a spin-off of its ASG and Energy Services Group (“ESG”) businesses to B/E Aerospace’s stockholders (“Spin-Off”).  Following the Spin-Off, the Company created in-house substantially all of the functions that were previously provided to it by B/E Aerospace. The Company entered into certain agreements with B/E Aerospace related to transition services and IT services through April 2017. In addition, the Company entered into an employee matters agreement and a tax sharing and indemnification agreement with B/E Aerospace in connection with the Spin-Off. Expenses incurred under those agreements were not material for the three and six months ended July 31, 2017 and were $2.3 and $5.0 for the three and six months ended July 31, 2016, respectively.

On April 13, 2017, B/E Aerospace was sold to Rockwell Collins, Inc. and is no longer a related party. Sales to B/E Aerospace were $4.4 through April 12, 2017 and $7.5 and $13.2 for the three and six months ended July 31, 2016, respectively.

Note 7.Accrued Liabilities

Accrued liabilities consisted of the following:

	July 31,	January 31,
	2017	2017
Accrued salaries, vacation and related benefits	$28.9	$31.6
Accrued commissions	6.3	8.7
Income taxes payable	13.6	10.3
Accrued interest	11.7	11.7
Other accrued liabilities	32.7	28.8
	$93.2	$91.1

Note 8.Long-Term Debt

As of July 31, 2017, long-term debt consisted of $1,200.0 aggregate principal amount of the Company’s 5.875% senior unsecured notes due 2022 (the “5.875% Notes”). On a net basis, after taking into consideration the debt issue costs for the Term Loan Facility, total debt was $1,183.2.  As of July 31, 2017, the Company also had a $750.0 undrawn secured revolving credit facility pursuant to a credit agreement dated as of December 16, 2014 and amended and restated on May 19, 2015 (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus the applicable margin (as defined).  No amounts were outstanding under the Revolving Credit Facility as of July 31, 2017 or January 31, 2017.

The Revolving Credit Facility is tied to a borrowing base formula and has no maintenance financial covenants.  This Revolving Credit Facility matures in May 2020. The credit agreement is collateralized by the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock, and conditions precedent for borrowings, all of which were met as of July 31, 2017.

Letters of credit issued under the Revolving Credit Facility aggregated $5.5 and $5.5 at July 31, 2017 and January 31, 2017, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the Revolving Credit Facility as of July 31, 2017. The fair value of the Company’s 5.875% Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,256.2 and $1,260.7 as of July 31, 2017 and January 31, 2017, respectively.

Note 10.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At July 31, 2017, future minimum lease payments under these arrangements approximated $106.9, the majority of which related to long-term real estate leases.

Future payments under operating leases with terms greater than one year as of July 31, 2017 are as follows:

Year Ending January 31,
2018	$9.0
2019	20.5
2020	22.6
2021	19.4
2022	14.5
Thereafter	20.9
Total	$106.9

Litigation - The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s condensed consolidated financial statements.

Indemnities, Commitments and Guarantees - During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying condensed consolidated financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

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

Compensation cost recognized during the three and six months ended July 31, 2017 and 2016 related to KLX restricted stock and stock options was $6.9 and $4.9, and $12.6 and $9.5, respectively. Unrecognized compensation expense related to these grants was $31.6 at July 31, 2017.

KLX has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of KLX’s common stock at a price equal to 85% of the closing price on the last business day of each semi‑annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of KLX’s shares on the date of purchase and the purchase price of the shares. Compensation cost was $0.1 and $0.1 for the three months ended July 31, 2017 and 2016, respectively, and $0.2 and $0.2 for the six months ended July 31, 2017 and 2016, respectively.

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

The Company has not included product line information for the ASG segment due to the similarity of the product offerings and services and the impracticality of determining such information.

The following table presents revenues and operating earnings (losses) by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
Revenues	2017	2016	2017	2016
Aerospace Solutions Group	$357.1	$346.5	$704.6	$662.3
Energy Services Group	73.5	32.4	137.3	69.4
Total revenues	430.6	378.9	841.9	731.7
Operating earnings (loss) (1)
Aerospace Solutions Group	60.1	55.9	118.8	110.0
Energy Services Group	(7.8)	(23.5)	(17.9)	(54.4)
Total operating earnings	52.3	32.4	100.9	55.6
Interest expense	19.0	19.1	38.0	38.0
Earnings before income taxes	$33.3	$13.3	$62.9	$17.6

(1)

Operating earnings (loss) include an allocation of employee benefits and general and administrative costs primarily based on the proportion of each segment’s number of employees for the three and six months ended July 31, 2017 and 2016.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2017	2016	2017	2016
Aerospace Solutions Group	$2.6	$3.5	$5.3	$6.3
Energy Services Group	15.5	2.6	27.3	19.0
	$18.1	$6.1	$32.6	$25.3

Corporate capital expenditures have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents goodwill by reportable segment:

	July 31,	January 31,
	2017	2017
Aerospace Solutions Group	$1,022.7	$996.4
Energy Services Group	-	-
	$1,022.7	$996.4

The following table presents total assets by reportable segment:

	July 31,	January 31,
	2017	2017
Aerospace Solutions Group	$3,526.0	$3,471.4
Energy Services Group	262.7	226.9
	$3,788.7	$3,698.3

Corporate assets (primarily cash and cash equivalents) of $364.8 and $378.2 at July 31, 2017 and January 31, 2017, respectively, have been allocated to the above segments based on each segment’s percentage of total assets.

As discussed in Note 15 in the 2016 Form 10-K, Selected Quarterly Data (Unaudited), during our Fiscal 2016 preparation of the annual 10-K, the Company restated its 2016 interim financial statements to reflect the correction of errors that were identified related to the ASG segment’s product revenues and cost of sales. These errors related to the application of an accounting principle on claims related to the termination of programs under a long-term contract and other errors associated with inventory and sales reserves. The Company concluded the corrected errors were immaterial individually and in the aggregate, and the Company’s

Condensed Consolidated Balance Sheet, Statement of Earnings and Comprehensive Income and Statement of Cash Flows reflect the correction of errors for the prior three-month and six-month periods ended July 31, 2016. The impact of the restatement to the three-month and six-month periods ended July 31, 2016 are summarized in the table below:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	As Reported	As Restated	As Reported	As Restated
	July 31,	July 31,	July 31,	July 31,
	2016	2016	2016	2016
Accounts receivable - trade	$289.0	$261.1	$289.0	$261.1
Inventories, net	1,367.5	1,386.9	1,367.5	1,386.9
Total stockholders' equity	2,228.3	2,223.0	2,228.3	2,223.0
Total revenues	391.4	378.9	759.6	731.7
Total cost of sales	296.3	286.4	575.0	555.7
Income tax expense	6.3	5.3	10.3	7.1
Net earnings	9.6	8.0	15.8	10.5
Net earnings per share - basic	0.18	0.15	0.30	0.20
Net earnings per share - diluted	0.18	0.15	0.30	0.20

The Statement of Cash Flows was restated to reflect the impact of these errors. In addition, the Company separately disclosed the provision for inventory write-downs in the Statement of Cash Flows which was previously included in the change in inventory line item. There were no changes in total operating, investing, or financing cash flows. The restated results for the six months ended July 31, 2016 include the correction of amounts relating to prior periods that were reported in the three-months ended April 30, 2016, which correction resulted in a reduction of revenue, cost of sales, and net earnings of $12.1, $6.6 and $3.4, respectively. The impact of these prior period errors was not material to the year ended January 31, 2017 or to any prior periods.

Note 13.Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the KLX LTIP and restricted shares based on an average share price during the period. For the three months ended July 31, 2017 and 2016, approximately no shares and 0.3 shares of the Company’s common stock, respectively, and for the six months ended July 31, 2017 and 2016, no shares and 0.3, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three and six months ended July 31, 2017 and 2016 are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2017	2016	2017	2016
Net earnings	$20.7	$8.0	$39.1	$10.5
(Shares in millions)
Basic weighted average common shares	50.9	51.9	51.0	51.9
Effect of dilutive securities - dilutive securities	0.8	0.3	0.7	0.3
Diluted weighted average common shares	51.7	52.2	51.7	52.2

Basic net earnings per common share	$0.41	$0.15	$0.77	$0.20
Diluted net earnings per common share	$0.40	$0.15	$0.76	$0.20

Note 14.Income Taxes

In accordance with FASB ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of July 31, 2017 and 2016, the Company had $9.3 and $12.4, respectively, of uncertain tax positions, including accrued interest of $1.3 and $1.6 at July 31, 2017 and 2016, respectively, all of which would affect the Company’s effective tax rate if recognized.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars In Millions, Except Per Share Data)

The following discussion and analysis addresses the results of our operations for the three and six months ended July 31, 2017 as compared to our results of operations for the three and six months ended July 31, 2016. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

As discussed in Note 15 Selected Quarterly Data (Unaudited) to our condensed consolidated financial statements contained in the 2016 Form 10-K, during our Fiscal 2016 preparation of the annual 10-K, the Company restated its July 31, 2016 interim financial statements to reflect the correction of errors that were identified. The Company concluded the corrected errors were immaterial individually and in the aggregate, and the Company’s Condensed Consolidated Balance Sheet, Statement of Earnings and Comprehensive Income and Statement of Cash Flows reflect the correction of errors for the prior three-month and six-month periods ended July 31, 2016.

We believe, based on our experience in the industry, that we are a leading distributor and value‑added service provider of aerospace fasteners and consumables, and that we offer one of the broadest ranges of aerospace hardware, consumables and inventory management services worldwide. Founded in 1974 as M&M Aerospace Hardware, our Aerospace Solutions Group (“ASG”), formerly the consumables management segment of B/E Aerospace, has evolved into an industry leader through multiple acquisitions and strong organic growth. As of January 31, 2017, ASG’s global presence consisted of approximately 1.5 million square feet in 18 principal facilities with approximately 2,000 employees worldwide. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. B/E Aerospace acquired M&M in 2001. Between 2002 and 2016, we completed seven acquisitions, for an aggregate purchase price of approximately $2,100. We believe our organic growth together with these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. We believe we have become an industry leader providing aerospace fasteners, consumable products and supply chain management services. Through our global facilities network and advanced information technology systems, we believe we offer unparalleled service to commercial airlines, business jet and defense original equipment manufacturers (“OEMs”), maintenance, repair and overhaul (“MRO”) operators, and fixed base operators (“FBOs”). We have a large and diverse global customer base, including commercial airlines, business jet and defense OEMs, OEM subcontractors and major MRO operators across five continents, and we provide access to over one million stock keeping units (“SKUs”). We serve as a distributor for every major aerospace fastener manufacturer. In order to support our vast range of custom products and services, we have invested over $100 in proprietary IT systems to create a superior technology platform. Our systems support both internal distribution processes and part attributes, along with customer services, including just-in-time (“JIT”) deliveries and kitting solutions. In addition, through the acquisition of Herndon Aerospace & Defense LLC (“Herndon”) in May 2016, we expanded our capability to provide comprehensive supply chain management solutions to a broader portfolio of aftermarket customers. Herndon has established itself within the Department of Defense and its procurement arm, the Defense Logistics Agency, as a proven supplier of a broad range of consumables resulting in a number of long-term contracts with major military installations. We believe Herndon’s unique land-based military depot aftermarket product distribution platform will serve as an excellent new growth platform for ASG. The aforementioned operating business is operated within our ASG segment.

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

Revenues by reportable segment for the three and six months ended July 31, 2017 and 2016, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	July 31, 2017		July 31, 2016		July 31, 2017		July 31, 2016
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
Aerospace Solutions Group	$357.1	82.9%	$346.5	91.4%	$704.6	83.7%	$662.3	90.5%
Energy Services Group	73.5	17.1%	32.4	8.6%	137.3	16.3%	69.4	9.5%
Total revenues	$430.6	100.0%	$378.9	100.0%	$841.9	100.0%	$731.7	100.0%

Revenues by geographic area (based on destination) for the three and six months ended July 31, 2017 and 2016, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	July 31, 2017		July 31, 2016		July 31, 2017		July 31, 2016
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
United States	$266.2	61.8%	$220.2	58.1%	$516.7	61.4%	$415.9	56.9%
Europe	97.3	22.6%	96.2	25.4%	194.5	23.1%	195.6	26.7%
Asia, Pacific Rim, Middle East and other	67.1	15.6%	62.5	16.5%	130.7	15.5%	120.2	16.4%
Total revenues	$430.6	100.0%	$378.9	100.0%	$841.9	100.0%	$731.7	100.0%

Revenues from our domestic and foreign operations for the three and six months ended July 31, 2017 and 2016, respectively, were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2017	2016	2017	2016
Domestic	$428.9	$356.7	$838.7	$683.6
Foreign	1.7	22.2	3.2	48.1
Total revenues	$430.6	$378.9	$841.9	$731.7

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

Current ESG Industry Conditions

Over the past several years, the price of crude oil declined from over $100.00 per barrel in 2014 to approximately $50.00 at July 31, 2017, and as a result, over this period, oil field service companies that provide services similar to ESG have all suffered significant reductions in demand and pricing from their oil exploration and production customers.  This severe change in industry conditions from the peak of the market in 2014 to the trough in 2016 resulted in a reduction of over 1,500 oil rigs, a loss of almost 200,000 U.S. jobs throughout the energy sector and a corresponding decrease in demand and pricing for oil field services as the exploration and production (“E&P”) companies cut back their spending for new exploration.

We implemented a business alignment and cost reduction initiative in 2015 to size our operations to current demand levels. We began to see a stabilization in demand in late 2016, and during the first half of Fiscal 2017, ESG experienced a 97.8% increase in revenues versus the same period in the prior year, and an increase of 15.2% for the second quarter of Fiscal 2017 as compared to the first quarter of Fiscal 2017. We believe ESG’s Fiscal 2017 performance reflects our business realignment and cost reduction initiatives as well as the improvement in industry conditions. We are continuing to carefully manage our costs, while continuing to invest in differentiating technologies, personnel and innovative product and service lines, as we build an industry leading platform in the services niche in which we operate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2017

COMPARED TO THREE MONTHS ENDED JULY 31, 2016

($ in Millions, Except Per Share Data)

	REVENUES
	THREE MONTHS ENDED		Percent
	July 31, 2017	July 31, 2016	Change
Aerospace Solutions Group	$357.1	$346.5	3.1%
Energy Services Group	73.5	32.4	126.9%
Total revenues	$430.6	$378.9	13.6%

Second quarter 2017 revenues of $430.6 increased 13.6% as compared with the prior year. Our consolidated revenue growth was driven by a 3.1% increase in ASG revenues and a 126.9% increase in ESG revenues.

Second quarter 2017 cost of sales was $312.0, or 72.5% of sales, as compared to the prior year period of $286.4, or 75.6% of sales. The 310 basis point year-over-year improvement in cost of sales as a percentage of revenues is primarily due to substantially improved results at our ESG business due to the benefits from our ESG cost reduction initiatives and improved market conditions combined with a 100 basis point improvement at our ASG business.

Selling, general and administrative (“SG&A”) expense during the second quarter of 2017 was $66.3, or 15.4% of revenues, as compared with $60.1, or 15.9% of revenues, in the prior year period. SG&A, as a percentage of revenues, decreased as compared with the prior year period by 50 basis points primarily due to increased operating leverage at ESG.

Operating earnings of $52.3 increased $19.9, or 61.4%. Operating margin increased by 360 basis points reflecting a 70 basis point expansion in ASG’s operating margin and the continued strong year-over-year improvement at ESG.

Interest expense for the three months ended July 31, 2017 was approximately flat as compared to the prior year period at approximately $19.0.

Income tax expense for the three months ended July 31, 2017 was $12.6, or 37.8% of earnings before income taxes, as compared with income tax expense of $5.3, or 39.8% of earnings before income taxes, in the prior year period.

Net earnings and net earnings per diluted share for the three months ended July 31, 2017 were $20.7 and $0.40, respectively, as compared to $8.0 and $0.15, respectively, in 2016. The changes in net earnings are due to the various factors discussed above.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	THREE MONTHS ENDED		Percent
	July 31, 2017	July 31, 2016	Change
Aerospace Solutions Group	$60.1	$55.9	7.5%
Energy Services Group	(7.8)	(23.5)	66.8%
Total operating earnings	$52.3	$32.4	61.4%

For the three months ended July 31, 2017, ASG revenues of $357.1 increased 3.1% compared to the same period in the prior year. The increase in revenues was driven by an approximate mid-single digit percentage increase in demand from commercial aerospace manufacturing customers partially offset by a decrease in business jet and military manufacturing demand. Aftermarket demand was essentially flat as compared to the prior year period. ASG operating earnings of $60.1 were up 7.5% as compared to the prior year period on the 3.1% increase in revenues resulting in a 70 basis point expansion in operating margin to 16.8%.

For the three months ended July 31, 2017, as compared to the prior year, ESG revenues of $73.5 increased by 126.9%, and operating loss decreased $15.7, or 66.8%, to $(7.8). As compared to the first quarter of 2017, revenues increased by 15.2%, and operating loss improved 22.8%.

SIX MONTHS ENDED JULY 31, 2017

COMPARED TO SIX MONTHS ENDED JULY 31, 2016

	REVENUES
	SIX MONTHS ENDED		Percent
	July 31, 2017	July 31, 2016	Change
Aerospace Solutions Group	$704.6	$662.3	6.4%
Energy Services Group	137.3	69.4	97.8%
Total revenues	$841.9	$731.7	15.1%

For the six months ended July 31, 2017, revenues of $841.9 increased $110.2, or 15.1%, as compared to the prior year period. Our consolidated revenue growth was driven by a 6.4% increase in ASG revenues and a 97.8% increase in ESG revenues as compared to the same period of the prior year.

Cost of sales for the period was $610.4, or 72.5% of sales, as compared to $555.7, or 75.9% of sales, in the prior year. The 340 basis point year-over-year improvement in cost of sales as a percentage of revenues is primarily due to substantially improved results at our ESG business due to the benefits from our ESG cost reduction initiatives and improved market conditions combined with a 40 basis point improvement at our ASG business.

SG&A expense during the six months ended July 31, 2017 was $130.6, or 15.5% of revenues, as compared with $120.4, or 16.5% of revenues, in the prior year. SG&A as a percentage of revenues decreased as compared with the prior year period by 100 basis points primarily due to increased operating leverage at ESG.

Operating earnings of $100.9 increased $45.3, or 81.5%. Operating margin increased 440 basis points as the strong year-over-year improvement at ESG continued and ASG generated a 30 basis point operating margin expansion.

Interest expense for the six months ended July 31, 2017 was flat as compared to the prior year period at $38.0.

Income tax expense for the six months ended July 31, 2017 was $23.8, or 37.8% of earnings before income taxes, compared to $7.1, or 40.3%, in the prior year period.

For the six months ended July 31, 2016, net earnings and earnings per diluted share were $39.1 and $0.76, respectively, as compared to $10.5 and $0.20, respectively, in the prior year period.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	SIX MONTHS ENDED		Percent
	July 31, 2017	July 31, 2016	Change
Aerospace Solutions Group	$118.8	$110.0	8.0%
Energy Services Group	(17.9)	(54.4)	67.1%
Total operating earnings	$100.9	$55.6	81.5%

For the six months ended July 31, 2017, ASG revenues of $704.6 increased 6.4% compared to the same period in the prior year. Revenues from commercial aerospace manufacturing customers and aftermarket customers increased by an approximate mid-single digit percentage. ASG operating earnings of $118.8 increased 8.0% and operating margin was 16.9%.

For the six months ended July 31, 2017, ESG revenues of $137.3 increased by 97.8%, as compared to the same period in the prior year, while operating loss of $(17.9) improved by 67.1%.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Cash on hand at July 31, 2017 decreased by $1.5 as compared with cash on hand at January 31, 2017 primarily as a result of capital expenditures of $32.6 and the Company’s repurchase of $29.6 of KLX common shares, partially offset by cash flows from operating activities of $53.3. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity consist of cash on hand, cash flow from operations and availability under our $750.0 Revolving Credit Facility. At July 31, 2017, we had $275.8 of cash and cash equivalents. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

Working Capital

Working capital as of July 31, 2017 was $1,753.6, an increase of $51.1, as compared with working capital at January 31, 2017. As of July 31, 2017, total current assets increased by $73.2 and total current liabilities increased by $22.1 as compared with the prior fiscal year end amounts. Total current assets increased primarily as a result of a $50.5 increase in accounts receivable and an $16.7 increase in inventories. The increase in total current liabilities was primarily due to a $20.0 increase in accounts payable.

Cash Flows

As of July 31, 2017, our cash and cash equivalents were $275.8 as compared to $277.3 at January 31, 2017. Cash generated from operating activities was $53.3 for the six months ended July 31, 2017 as compared to $77.4 for the six months ended July 31, 2016, reflecting a $28.6 increase in net earnings, a $54.8 increase in accounts receivable, due to the 15.1% increase in consolidated revenues, as compared with a $7.6 decrease in the prior year, a $25.6 increase in inventories compared to a $3.3 decrease in the prior year and a $13.7 increase in other assets compared to a $8.8 decrease in the prior year. The decrease was partially offset by a $24.7 increase in accounts payable and accrued liabilities in the current period compared with a $21.0 decrease in the prior year. Cash used by investing activities was $32.6 for the six months ended July 31, 2017 as compared to $246.8 in the same period of the prior year due to the acquisition of Herndon for $221.5 in the prior year period offset by higher capital expenditures in the current year period. Cash used by financing activities was $28.6 for the six months ended July 31, 2017 as compared to $8.0 in the same period of the prior year due to an increase in share repurchases of $20.8.

Capital Spending

Our capital expenditures were $32.6 and $25.3 during the six months ended July 31, 2017 and 2016, respectively. We expect capital expenditures to be approximately $80.0 during 2017 reflecting significant investment related to the build-out of the Company’s new ASG global headquarters and discrete investments within the ESG business. We expect to fund future capital expenditures from cash on hand, cash flow from operations and from funds available from our secured $750.0 Revolving Credit Facility, none of which was drawn at July 31, 2017.

Outstanding Debt and Other Financing Arrangements

Long-term debt at July 31, 2017 totaled $1,200.0 and consisted of our 5.875% senior unsecured notes. On a net basis, after taking into consideration cash on hand and the debt issue costs for the Term Loan Facility, total debt was $907.4.

We also have a $750.0 Secured Revolving Credit Facility tied to a borrowing base formula, which bears interest at the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined). No amounts were outstanding under this credit facility as of July 31, 2017. We believe that our cash flows, together with cash on hand and funds available under the credit facility will provide us with the ability to fund our operations, make planned capital expenditures payments and meet our debt service obligations for at least the next twelve months.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of July 31, 2017. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.5	$0.8	$0.8	$0.9	$1.1	$1,225.3	$1,229.4
Operating leases	9.0	20.5	22.6	19.4	14.5	20.9	106.9
Future interest payments on outstanding debt (2)	36.2	72.6	72.6	72.6	72.6	213.9	540.5
Total	$45.7	$93.9	$96.0	$92.9	$88.2	$1,460.1	$1,876.8

Commercial Commitments
Letters of credit	$5.5	—	—	—	—	—	$5.5

(1)

Our liability for unrecognized tax benefits of $9.3, including related interest and penalties at July 31, 2017, has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect any such change to have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements totaled approximately $106.9 at July 31, 2017.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At July 31, 2017, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of July 31, 2017, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of July 31, 2017, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.2.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of July 31, 2017, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that due to the material weakness in internal control over financial reporting described in our Form 10-K, our disclosure controls and procedures were not effective as of July 31, 2017. The Company has designed and implemented controls to remediate the material weakness and is in the process of testing these controls for operating effectiveness.

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

We disclosed in our Annual Report on Form 10-K for the year ended January 31, 2017 that management had concluded that our internal control over financial reporting was not effective as of January 31, 2017 due the design and operating effectiveness of controls over the evaluation of the accounting treatment of significant events and transactions. We have designed and implemented controls to remediate the material weakness and are in the process of testing these controls for operating effectiveness. No other changes in our internal control over financial reporting occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

($ in Millions, Except Shares and Per Share Data)

The following table presents the total number of shares of our common stock that we repurchased during the three months ended July 31, 2017:

Period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs[3]	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 1, 2017 - May 31, 2017	617	$48.77	—	$183.7
June 1, 2017 - June 30, 2017	72,414	48.91	72,414	180.2
July 1, 2017 - July 31, 2017	221,385	51.76	221,385	168.7
Total	294,416		293,799

(1)

Includes shares purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Long-Term Incentive Plan.

(2)	The average price paid per share of common stock repurchased under the share repurchase program includes the commissions paid to the brokers.
(3)

In November 2014, our board of directors authorized a share repurchase program for the repurchase of outstanding shares of the Company’s common stock having an aggregate purchase price up to $250. In January 2016, our board of directors authorized management to repurchase up to $100 of the Company’s common stock under the existing $250 share repurchase program. In March 2017, our board of directors authorized an increase in the Company’s share repurchase authorization from $100 to $200 under the existing $250 repurchase program.

ITEM 5. OTHER INFORMATION

The Annual Meeting of Stockholders of KLX Inc. (the “Company”), took place on August 24, 2017.  Proxies for the meeting were solicited and the proposals described below were submitted to a vote of the Company’s stockholders at the annual meeting.  The following is a brief description of each matter voted on and the results of voting.

1.	Election of three Class III Directors.

2.	Approval of a Non-Binding Advisory Note on Executive Compensation.

3.	Ratification of the Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the 2017 Fiscal Year.

The number of shares voted for, against and abstained/withheld, as well as the number of broker non-votes, were as follows:

			Abstained/
	For	Against	Withheld	Non-Votes
1. Election of Class III Directors
Richard G. Hamermesh	23,525,274	-	22,963,452	1,636,406
Theodore L. Weise	27,520,726	-	18,968,000	1,636,406
John T. Whates, Esq.	27,521,184	-	18,967,542	1,636,406
2. Advisory Vote on Named Executive Officer Compensation	44,942,905	1,519,651	26,170	1,636,406
3. Ratification of Appointment of Deloitte & Touche LLP	47,955,253	161,506	8,373	-

ITEM 6. EXHIBITS

Exhibit 10 – Material Contracts

10.1	Amended and Restated Employment Agreement between KLX Inc. and Amin J. Khoury, dated as of May 25, 2017

10.2	Consulting Agreement between KLX Inc. and Amin J. Khoury, dated as of May 25, 2017

10.3	Executive Retiree Medical and Dental Plan, dated as of May 25, 2017

Exhibit 31 - Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 - Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLX INC.

Date: August 24, 2017	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

	By:	/s/ Michael F. Senft
Michael F. Senft
Vice President, Chief Financial Officer