Form 10-Q
period 2017-10-31
KLX Inc.
filed 2017-12-07
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended October 31, 2017

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

The registrant has one class of common stock, $0.01 par value, of which, 50,364,564 shares were outstanding as of December 4, 2017.

KLX INC.

Form 10-Q for the Quarter Ended October 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share Data)

	October 31,	January 31,
	2017	2017

ASSETS

Current assets:
Cash and cash equivalents	$287.5	$277.3
Accounts receivable–trade, less allowance for doubtful accounts ($10.4 at October 31, 2017 and $13.5 at January 31, 2017)	317.9	261.3
Inventories, net	1,381.5	1,381.4
Other current assets	45.2	39.6
Total current assets	2,032.1	1,959.6

Property and equipment, net of accumulated depreciation ($180.0 at October 31, 2017 and $149.4 at January 31, 2017)	270.5	248.3
Goodwill	1,018.4	996.4
Identifiable intangible assets, net	303.8	314.8
Deferred income taxes	122.9	147.0
Other assets	33.1	32.2
	$3,780.8	$3,698.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$174.3	$166.0
Accrued liabilities	119.6	91.1
Total current liabilities	293.9	257.1

Long-term debt	1,183.9	1,182.0
Deferred income taxes	5.5	5.0
Other non-current liabilities	40.0	33.1

Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 250.0 million shares authorized; 53.5 million shares issued as of October 31, 2017 and January 31, 2017	0.5	0.5
Additional paid-in capital	2,707.5	2,686.5
Treasury stock: 3.1 million shares as of October 31, 2017 and 1.5 million shares as of January 31, 2017	(134.0)	(54.4)
Accumulated deficit	(262.4)	(328.0)
Accumulated other comprehensive loss	(54.1)	(83.5)
Total stockholders’ equity	2,257.5	2,221.1
	$3,780.8	$3,698.3

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2017	2016	2017	2016
Product revenues	$367.6	$348.8	$1,072.2	$1,011.1
Service revenues	89.1	40.2	226.4	109.6
Total revenues	456.7	389.0	1,298.6	1,120.7
Cost of sales - products	258.9	244.2	749.7	708.6
Cost of sales - services	72.8	44.8	192.4	136.1
Total cost of sales	331.7	289.0	942.1	844.7
Selling, general and administrative	64.5	61.4	195.1	181.8
Operating earnings	60.5	38.6	161.4	94.2
Interest expense	19.0	18.8	57.0	56.8
Earnings before income taxes	41.5	19.8	104.4	37.4
Income tax expense	15.7	-	39.5	7.1
Net earnings	$25.8	$19.8	$64.9	$30.3

Other comprehensive income:
Foreign currency translation adjustment	(5.9)	(10.8)	29.4	(5.5)
Comprehensive income	$19.9	$9.0	$94.3	$24.8
Net earnings per share - basic	$0.52	$0.38	$1.28	$0.58
Net earnings per share - diluted	$0.51	$0.38	$1.26	$0.58

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$64.9	$30.3
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	49.5	50.6
Deferred income taxes	33.1	3.3
Non-cash compensation	19.3	14.7
Amortization of deferred financing fees	3.4	3.2
Provision for inventory write-downs	12.3	12.7
Change in allowance for doubtful accounts and sales returns	1.3	3.1
Loss on disposal of property and equipment	0.8	4.3
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(57.5)	2.5
Inventories	(12.3)	3.2
Other current and non-current assets	(14.6)	9.3
Accounts payable	7.0	2.6
Other current and non-current liabilities	33.3	(0.7)
Net cash flows provided by operating activities	140.5	139.1

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(57.6)	(33.9)
Acquisitions, net of cash acquired	-	(220.8)
Net cash flows used in investing activities	(57.6)	(254.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(78.7)	(13.5)
Cash proceeds from stock issuance	1.0	0.8
Net cash flows used in financing activities	(77.7)	(12.7)

Effect of foreign exchange rate changes on cash and cash equivalents	5.0	(1.8)

Net increase (decrease) in cash and cash equivalents	10.2	(130.1)
Cash and cash equivalents, beginning of period	277.3	427.8
Cash and cash equivalents, end of period	$287.5	$297.7

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$4.5	$4.1
Interest	37.2	36.4
Supplemental schedule of non-cash activities:
Accrued property additions	$4.8	$2.2

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates. The provision for inventory write downs has been reclassified and separately disclosed in the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended October 31, 2016 to conform to current year presentation.

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

To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation.  In August 2015, the FASB deferred the effective date for implementation of ASU 2014-09 by one year and during 2016, the FASB issued various related accounting standard updates, which clarified revenue accounting principles and provided supplemental adoption guidance.  The Company is required to adopt ASU 2014-09 and the related updates on February 1, 2018 and intends to use the modified retrospective method of adoption, which will result in any changes identified being adjusted to the opening consolidated balance sheet as of February 1, 2018.  Prior period consolidated and combined statement of earnings and comprehensive income will remain unchanged. To assess the impact of this guidance, the Company has established a cross functional implementation project team, inventoried its revenue streams and contracts with customers, particularly large customer contracts, at its two segments and applied the principles of the guidance against a selection of contracts to assist in the determination of potential revenue accounting differences.  To date, no individually significant implementation matters have been identified.  The Company is in the process of developing its new accounting policies and determining the potential aggregate impact this guidance is likely to have on its financial statements as of our adoption date.

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

The Herndon acquisition was accounted for as a purchase under FASB ASC 805, Business Combinations. The assets acquired and liabilities assumed have been reflected in the accompanying condensed consolidated balance sheets as of October 31, 2017 and January 31, 2017, and the results of operations are included in the accompanying condensed consolidated statements of earnings and comprehensive income from the date of acquisition.

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

On a pro forma basis to give effect to the Herndon acquisition as if it occurred on February 1, 2016, revenues, net earnings and earnings per diluted share for the nine months ended October 31, 2016 were $1,171.0, $33.8 and $0.65, respectively.

The Company has substantially integrated Herndon into its Aerospace Solutions Group (“ASG”) segment systems. As a result, it is not practicable to report stand-alone revenues or operating earnings of the acquired business since the acquisition date.

Note 4.Inventories

Inventories, made up of finished goods, consist primarily of aerospace fasteners and consumables. The Company values inventories at the lower of cost and net realizable value, using first‑in, first‑out or weighted average cost method. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with its customers and the age of the inventory, among other factors. Demand for the Company’s products can fluctuate from period to period depending on customer activity. In accordance with industry practice, inventories include amounts relating to long-term contracts with long production cycles, some of which are not expected to be realized within one year. In addition, the Company supports a substantial portion of the global fleet of aircraft in service, and in its capacity as a stocking distributor will acquire and hold inventories for aircraft maintenance at periodic intervals as mandated by the Federal Aviation Administration (“FAA”) or similar regulatory agencies. Based on historical experience, the support of the aftermarket activities with products such as those which the Company sells will necessitate holding inventory in excess of the amount required to support new build production activity contracts.  Obsolescence has historically been immaterial for the Company due to the long life of an aircraft and nature of the products sold by the Company. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The annual provision for inventory with limited shelf life has historically been immaterial. Reserves for excess and obsolete inventory were approximately $66.2 and $56.4 as of October 31, 2017 and January 31, 2017, respectively.

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				October 31, 2017			January 31, 2017
	Useful Life			Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	8	-	30	$403.6	$122.5	$281.1	$422.0	$129.1	$292.9
Covenants not to compete	5			2.2	0.6	1.6	5.5	3.6	1.9
Developed technologies	15			3.3	0.4	2.9	3.3	0.2	3.1
Trade names	Indefinite			18.2	-	18.2	16.9	-	16.9
				$427.3	$123.5	$303.8	$447.7	$132.9	$314.8

Amortization expense associated with identifiable intangible assets was $4.9 and $4.8 for the three months ended October 31, 2017 and 2016, respectively, and $14.5 and $14.7 for the nine months ended October 31, 2017 and 2016, respectively. The Company currently expects to recognize amortization expense related to intangible assets of approximately $20.0 in each of the next five fiscal years (primarily related to our ASG business). The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.  Goodwill increased by $22.0 as compared to January 31, 2017 primarily as a result of foreign currency translation adjustments.

Note 6. Related Party Transactions

On December 17, 2014, B/E Aerospace, Inc. (“B/E Aerospace”) created an independent public company through a spin-off of its ASG and Energy Services Group (“ESG”) businesses to B/E Aerospace’s stockholders (“Spin-Off”).  Following the Spin-Off, the Company created in-house substantially all of the functions that were previously provided to it by B/E Aerospace. The Company entered into certain agreements with B/E Aerospace related to transition services and IT services through April 2017. In addition, the Company entered into an employee matters agreement and a tax sharing and indemnification agreement with B/E Aerospace in connection with the Spin-Off. Expenses incurred under those agreements were not material for the three and nine months ended October 31, 2017 and were $2.1 and $7.1 for the three and nine months ended October 31, 2016, respectively.

On April 13, 2017, B/E Aerospace was sold to Rockwell Collins, Inc. and is no longer a related party. Sales to B/E Aerospace were $4.4 through April 12, 2017 and $5.4 and $18.6 for the three and nine months ended October 31, 2016, respectively.

Note 7.Accrued Liabilities

Accrued liabilities consisted of the following:

	October 31,	January 31,
	2017	2017
Accrued salaries, vacation and related benefits	$38.6	$31.6
Accrued commissions	8.2	8.7
Income taxes payable	12.7	10.3
Accrued interest	29.4	11.7
Other accrued liabilities	30.7	28.8
	$119.6	$91.1

Note 8.Long-Term Debt

As of October 31, 2017, long-term debt consisted of $1,200.0 aggregate principal amount of the Company’s 5.875% senior unsecured notes due 2022 (the “5.875% Notes”). On a net basis, after taking into consideration the debt issue costs for the 5.875% Notes total debt was $1,183.9.  As of October 31, 2017, the Company also had a $750.0 undrawn secured revolving credit facility pursuant to a credit agreement dated as of December 16, 2014 and amended and restated on May 19, 2015 (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus the applicable margin (as defined).  No amounts were outstanding under the Revolving Credit Facility as of October 31, 2017 or January 31, 2017.

The Revolving Credit Facility is tied to a borrowing base formula and has no maintenance financial covenants.  This Revolving Credit Facility matures in May 2020. The credit agreement is collateralized by the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of our stock, and conditions precedent for borrowings, all of which were met as of October 31, 2017.

Letters of credit issued under the Revolving Credit Facility aggregated $5.5 and $5.5 at October 31, 2017 and January 31, 2017, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the Revolving Credit Facility as of October 31, 2017. The fair value of the Company’s 5.875% Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,252.4 and $1,260.7 as of October 31, 2017 and January 31, 2017, respectively.

Note 10.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At October 31, 2017, future minimum lease payments under these arrangements approximated $113.0, the majority of which related to long-term real estate leases.

Future payments under operating leases with terms greater than one year as of October 31, 2017 are as follows:

Year Ending January 31,
2018	$7.3
2019	26.9
2020	23.2
2021	18.8
2022	15.2
Thereafter	21.6
Total	$113.0

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

Compensation cost recognized during the three and nine months ended October 31, 2017 and 2016 related to KLX restricted stock and stock options was $6.1 and $4.8, and $18.7 and $14.3, respectively. Unrecognized compensation expense related to these grants was $26.5 at October 31, 2017.

KLX has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of KLX’s common stock at a price equal to 85% of the closing price on the last business day of each semi‑annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of KLX’s shares on the date of purchase and the purchase price of the shares. Compensation cost was $0.1 and $0.1 for the three months ended October 31, 2017 and 2016, respectively, and $0.3 and $0.2 for the nine months ended October 31, 2017 and 2016, respectively.

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

The following table presents revenues and operating earnings (losses) by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
Revenues	2017	2016	2017	2016
Aerospace Solutions Group	$367.6	$348.8	$1,072.2	$1,011.1
Energy Services Group	89.1	40.2	226.4	109.6
Total revenues	456.7	389.0	1,298.6	1,120.7
Operating earnings (loss) (1)
Aerospace Solutions Group	62.4	56.5	181.2	166.5
Energy Services Group	(1.9)	(17.9)	(19.8)	(72.3)
Total operating earnings	60.5	38.6	161.4	94.2
Interest expense	19.0	18.8	57.0	56.8
Earnings before income taxes	$41.5	$19.8	$104.4	$37.4

(1)

Operating earnings (loss) include an allocation of employee benefits and general and administrative costs primarily based on the proportion of each segment’s number of employees for the three and nine months ended October 31, 2017 and 2016.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2017	2016	2017	2016
Aerospace Solutions Group	$14.9	$4.1	$20.2	$10.4
Energy Services Group	10.1	4.5	37.4	23.5
	$25.0	$8.6	$57.6	$33.9

Corporate capital expenditures have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents goodwill by reportable segment:

	October 31,	January 31,
	2017	2017
Aerospace Solutions Group	$1,018.4	$996.4
Energy Services Group	-	-
	$1,018.4	$996.4

The following table presents total assets by reportable segment:

	October 31,	January 31,
	2017	2017
Aerospace Solutions Group	$3,496.6	$3,471.4
Energy Services Group	284.2	226.9
	$3,780.8	$3,698.3

Corporate assets (primarily cash and cash equivalents) of $352.8 and $378.2 at October 31, 2017 and January 31, 2017, respectively, have been allocated to the above segments based on each segment’s percentage of total assets.

As discussed in Note 15 in the 2016 Form 10-K, Selected Quarterly Data (Unaudited), during our Fiscal 2016 preparation of the annual 10-K, the Company restated its 2016 interim financial statements to reflect the correction of errors that were identified related to the ASG segment’s product revenues and cost of sales. These errors related to the application of an accounting principle on claims related to the termination of programs under a long-term contract and other errors associated with inventory and sales reserves. The Company concluded the corrected errors were immaterial individually and in the aggregate, and the Company’s Condensed Consolidated Balance Sheet, Statement of Earnings and Comprehensive Income and Statement of Cash Flows reflect the correction of errors for the prior nine-month period ended October 31, 2016. The impact of the restatement to the nine-month period ended October 31, 2016 is summarized in the table below:

	NINE MONTHS ENDED
	As Reported	As Restated
	October 31,	October 31,
	2016	2016
Accounts receivable - trade	$294.0	$266.2
Inventories, net	1,362.1	1,381.4
Total stockholders' equity	2,237.5	2,232.3
Total revenues	1,148.6	1,120.7
Total cost of sales	864.0	844.7
Income tax expense	10.3	7.1
Net earnings	35.6	30.3
Net earnings per share - basic	0.69	0.58
Net earnings per share - diluted	0.68	0.58

The Statement of Cash Flows was restated to reflect the impact of these errors. In addition, the Company separately disclosed the provision for inventory write-downs in the Statement of Cash Flows which was previously included in the change in inventory line item. There were no changes in total operating, investing, or financing cash flows. The restated results for the nine months ended October 31, 2016 include the correction of amounts relating to prior periods that were reported in the three-months ended April 30, 2016, which correction resulted in a reduction of revenue, cost of sales, and net earnings of $12.1, $6.6 and $3.4, respectively. The impact of these prior period errors was not material to the year ended January 31, 2017 or to any prior periods.

Note 13.Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the KLX LTIP and restricted shares based on an average share price during the period. For the three months ended October 31, 2017 and 2016, no shares and approximately 0.4 shares of the Company’s common stock, respectively, and for the nine months ended October 31, 2017 and 2016, no shares and 0.3 shares, respectively, were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three and nine months ended October 31, 2017 and 2016 are as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2017	2016	2017	2016
Net earnings	$25.8	$19.8	$64.9	$30.3
(Shares in millions)
Basic weighted average common shares	50.0	51.8	50.7	51.9
Effect of dilutive securities - dilutive securities	1.0	0.4	0.8	0.3
Diluted weighted average common shares	51.0	52.2	51.5	52.2

Basic net earnings per common share	$0.52	$0.38	$1.28	$0.58
Diluted net earnings per common share	$0.51	$0.38	$1.26	$0.58

Note 14.Income Taxes

In accordance with FASB ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of October 31, 2017 and 2016, the Company had $9.2 and $12.3, respectively, of uncertain tax positions, including accrued interest of $1.3 and

$1.7 at October 31, 2017 and 2016, respectively, all of which would affect the Company’s effective tax rate if recognized.

Pursuant to the terms of the Tax Sharing Agreement with our former parent, B/E Aerospace, the Company may be liable for income tax in certain foreign jurisdictions arising from the examination of tax years during which the Company was part of the B/E Group.  The statute of limitations in these foreign jurisdictions is open for tax years 2007-2014. As of October 31, 2017, the Company was undergoing a U.S. federal income tax examination for the period from December 17, 2014 through December 31, 2015. On November 15, 2017, the Company received a no change letter from the IRS thereby closing out the examination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars In Millions, Except Per Share Data)

The following discussion and analysis addresses the results of our operations for the three and nine months ended October 31, 2017 as compared to our results of operations for the three and nine months ended October 31, 2016. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

As discussed in Note 15 Selected Quarterly Data (Unaudited) to our condensed consolidated financial statements contained in the 2016 Form 10-K, during our Fiscal 2016 preparation of the annual 10-K, the Company restated its April 30, 2016 and July 31, 2016 interim financial statements to reflect the correction of errors that were identified. The Company concluded the corrected errors were immaterial individually and in the aggregate, and the Company’s Condensed Consolidated Balance Sheet, Statement of Earnings and Comprehensive Income and Statement of Cash Flows reflect the correction of errors for the prior nine-month period ended October 31, 2016.

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

Revenues by reportable segment for the three and nine months ended October 31, 2017 and 2016, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	October 31, 2017		October 31, 2016		October 31, 2017		October 31, 2016
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
Aerospace Solutions Group	$367.6	80.5%	$348.8	89.7%	$1,072.2	82.6%	$1,011.1	90.2%
Energy Services Group	89.1	19.5%	40.2	10.3%	226.4	17.4%	109.6	9.8%
Total revenues	$456.7	100.0%	$389.0	100.0%	$1,298.6	100.0%	$1,120.7	100.0%

Revenues by geographic area (based on destination) for the three and nine months ended October 31, 2017 and 2016, respectively, were as follows:

	THREE MONTHS ENDED				NINE MONTHS ENDED
	October 31, 2017		October 31, 2016		October 31, 2017		October 31, 2016
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
United States	$295.7	64.7%	$235.3	60.5%	$812.5	62.6%	$651.2	58.1%
Europe	93.1	20.4%	92.3	23.7%	287.5	22.1%	287.9	25.7%
Asia, Pacific Rim, Middle East and other	67.9	14.9%	61.4	15.8%	198.6	15.3%	181.6	16.2%
Total revenues	$456.7	100.0%	$389.0	100.0%	$1,298.6	100.0%	$1,120.7	100.0%

Revenues from our domestic and foreign operations for the three and nine months ended October 31, 2017 and 2016, respectively, were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2017	2016	2017	2016
Domestic	$455.1	$372.3	$1,293.8	$1,056.0
Foreign	1.6	16.7	4.8	64.7
Total revenues	$456.7	$389.0	$1,298.6	$1,120.7

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

Current ESG Industry Conditions

In response to the dramatic downturn in the global markets for oil and gas and associated oil field services that prevailed through all of 2015 and 2016, the oil field services industry experienced a deep retrenchment where both capacity of services across the industry was cut and the pricing of services became deeply depressed. In response to these industry conditions, we implemented a business alignment and cost reduction initiative in 2015 to optimize both the size of our operations and the alignment of our assets and personnel, to position KLX to be the pre-eminent provider of the services we offer in each of the geographic regions we serve as the industry recovered.

We began to see a stabilization in demand in late 2016, and with oil prices rising through the $40’s per barrel and into the $50’s in 2017, we have begun to benefit from our customers’ renewed commitment to their capital budgets. During the first nine months of 2017, ESG experienced a 106.6% increase in revenues versus the same period of the prior year, and became EBITDA positive in the second quarter of 2017. We believe ESG’s Fiscal 2017 performance reflects our business realignment and cost reduction initiatives as well as the improvement in industry conditions. We are continuing to carefully manage our costs, while continuing to invest in differentiating technologies, personnel and innovative product and service lines, as we build an industry leading platform in the services niche in which we operate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2017

COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2016

($ in Millions, Except Per Share Data)

	REVENUES
	THREE MONTHS ENDED
	October 31,	October 31,	Percent
	2017	2016	Change
Aerospace Solutions Group	$367.6	$348.8	5.4%
Energy Services Group	89.1	40.2	121.6%
Total revenues	$456.7	$389.0	17.4%

Third quarter 2017 revenues of $456.7 increased 17.4% as compared with the prior year. Our consolidated revenue growth was driven by a 5.4% increase in ASG revenues and a 121.6% increase in ESG revenues.

Third quarter 2017 cost of sales was $331.7, or 72.6% of sales, as compared to the prior year period of $289.0, or 74.3% of sales. The 170 basis point year-over-year improvement in cost of sales as a percentage of revenues is primarily due to substantially improved results at our ESG business due to the benefits from our ESG cost reduction initiatives, operating leverage and improved market conditions.

Selling, general and administrative (“SG&A”) expense during the third quarter of 2017 was $64.5, or 14.1% of revenues, as compared with $61.4, or 15.8% of revenues, in the prior year period. SG&A, as a percentage of revenues, improved by 170 basis points as compared with the prior year period primarily due to increased operating leverage at ESG and a 120 basis point improvement at ASG.

Operating earnings and operating margin of $60.5 and 13.2% increased by approximately 56.7% and approximately 330 basis points, respectively, reflecting an approximate 80 basis point expansion in ASG’s operating margin and continued strong year-over-year improvement at ESG.

Interest expense for the three months ended October 31, 2017 of $19.0 was approximately flat as compared to the prior year period.

Income tax expense for the three months ended October 31, 2017 was $15.7, or 37.8% of earnings before income taxes, as compared with no income tax expense due to a one-time benefit from tax planning initiatives in the prior year period.

Net earnings and net earnings per diluted share for the three months ended October 31, 2017 were $25.8 and $0.51, respectively, as compared to $19.8 and $0.38, respectively, in 2016. The changes in net earnings are due to the various factors discussed above.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	THREE MONTHS ENDED
	October 31,	October 31,	Percent
	2017	2016	Change
Aerospace Solutions Group	$62.4	$56.5	10.4%
Energy Services Group	(1.9)	(17.9)	89.4%
Total operating earnings	$60.5	$38.6	56.7%

For the three months ended October 31, 2017, ASG revenues of $367.6 increased 5.4% compared to the same period in the prior year. The increase in revenues was driven by a mid-single digit percentage increase in sales to commercial aerospace manufacturing customers, including initial revenue contributions from new business awards announced in 2016, partially offset by a decrease in demand from business jet manufacturing customers. Aftermarket revenues increased by approximately 3.6% as compared to the prior year. ASG operating earnings of $62.4 increased 10.4% as compared to the prior year period, and operating margin of 17.0% expanded approximately 80 basis points.

For the three months ended October 31, 2017, as compared to the same period of the prior year, ESG revenues of $89.1 increased by 121.6%, and operating loss decreased $16.0, or 89.4%, to $(1.9). As compared to the second quarter of 2017, revenues increased by 21.2%, and operating loss improved 75.6%.

NINE MONTHS ENDED OCTOBER 31, 2017

COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2016

	REVENUES
	NINE MONTHS ENDED
	October 31,	October 31,	Percent
	2017	2016	Change
Aerospace Solutions Group	$1,072.2	$1,011.1	6.0%
Energy Services Group	226.4	109.6	106.6%
Total revenues	$1,298.6	$1,120.7	15.9%

For the nine months ended October 31, 2017, revenues of $1,298.6 increased $177.9, or 15.9%, as compared to the prior year period. Our consolidated revenue growth was driven by a 6.0% increase in ASG revenues and a 106.6% increase in ESG revenues as compared to the same period of the prior year.

Cost of sales for the period was $942.1, or 72.5% of sales, as compared to $844.7, or 75.4% of sales, in the prior year. The 290 basis point year-over-year improvement in cost of sales as a percentage of revenues is primarily due to substantially improved results at our ESG business due to the benefits from our ESG cost reduction initiatives, operating leverage and improved market conditions, as well as a 20 basis point improvement at our ASG business.

SG&A expense during the nine months ended October 31, 2017 was $195.1, or 15.0% of revenues, as compared with $181.8, or 16.2% of revenues, in the prior year. SG&A as a percentage of revenues improved by 120 basis points as compared with the prior year period primarily due to increased operating leverage at ESG and an approximate 30 basis point improvement at ASG.

Operating earnings were $161.4, an increase of 71.3%. Operating margin increased approximately 400 basis points as a result of the continued strong year-over-year improvement at ESG and a 40 basis point margin expansion at ASG.

Interest expense for the nine months ended October 31, 2017 of $57.0 was approximately flat as compared to the prior year period.

Income tax expense for the nine months ended October 31, 2017 was $39.5, or 37.8% of earnings before income taxes, compared to $7.1, or 19.0%, due to a one-time benefit from tax planning initiatives in the prior year period.

For the nine months ended October 31, 2017, net earnings and earnings per diluted share were $64.9 and $1.26, respectively, as compared to $30.3 and $0.58, respectively, in the prior year period. The changes in net earnings are due to the various factors discussed above.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	NINE MONTHS ENDED
	October 31,	October 31,	Percent
	2017	2016	Change
Aerospace Solutions Group	$181.2	$166.5	8.8%
Energy Services Group	(19.8)	(72.3)	72.6%
Total operating earnings	$161.4	$94.2	71.3%

For the nine months ended October 31, 2017, ASG revenues of $1,072.2 increased 6.0% compared to the same period in the prior year. Revenues from both commercial aerospace manufacturing customers and aftermarket customers increased by an approximate mid-single digit percentage. ASG operating earnings of $181.2 increased 8.8% and operating margin of 16.9% increased approximately 40 basis points.

For the nine months ended October 31, 2017, ESG revenues of $226.4 increased by 106.6%, as compared to the same period in the prior year, while operating loss of $(19.8) improved by 72.6%.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Cash on hand at October 31, 2017 increased by $10.2 as compared with cash on hand at January 31, 2017 primarily as a result of cash flows from operating activities of $140.5 partially offset by capital expenditures of $57.6 and the Company’s repurchase of $78.7 of KLX common shares. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity consist of cash on hand, cash flow from operations and availability under our $750.0 Revolving Credit Facility. At October 31, 2017, we had $287.5 of cash and cash equivalents. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

Working Capital

Working capital as of October 31, 2017 was $1,738.2, an increase of $35.7, as compared with working capital at January 31, 2017. As of October 31, 2017, total current assets increased by $72.5 and total current liabilities increased by $36.8 as compared with the prior fiscal year end amounts. Total current assets increased primarily as a result of a $56.6 increase in accounts receivable. The increase in total current liabilities was primarily due to a $28.5 increase in accrued liabilities.

Cash Flows

As of October 31, 2017, our cash and cash equivalents were $287.5 as compared to $277.3 at January 31, 2017. Cash generated from operating activities was $140.5 for the nine months ended October 31, 2017 as compared to $139.1 for the nine months ended October 31, 2016, reflecting a $34.6 increase in net earnings, a $57.5 increase in accounts receivable, as a result of the 15.9% increase in consolidated revenues, as compared with a $2.5 decrease in accounts receivable for the nine months ended October 31, 2016; a $12.3 increase in inventories compared to a $3.2 decrease in the prior year and a $14.6 increase in other assets compared to a $9.3 decrease in the prior year, offset by a $40.3 increase in accounts payable and accrued liabilities in the current period compared with a $1.9 increase in the prior year. Cash used by investing activities was $57.6 for the nine months ended October 31, 2017 as compared to $254.7 in the same period of the prior year due to the acquisition of Herndon for $220.8 in the prior year period offset by higher capital expenditures in the current year period. Cash used by financing activities was $77.7 for the nine months ended October 31, 2017 as compared to $12.7 in the same period of the prior year due to an increase in share repurchases of $65.2.

Capital Spending

Our capital expenditures were $57.6 and $33.9 during the nine months ended October 31, 2017 and 2016, respectively. We expect capital expenditures to be approximately $85.0 during 2017 reflecting significant investment related to the Company’s new ASG global headquarters and discrete investments within the ESG business. We expect to fund future capital expenditures from cash on hand, cash flow from operations and from funds available from our secured $750.0 Revolving Credit Facility, none of which was drawn at October 31, 2017.

Outstanding Debt and Other Financing Arrangements

Long-term debt at October 31, 2017 totaled $1,200.0 and consisted of our 5.875% senior unsecured notes (the “5.875% Notes”). On a net basis, after taking into consideration cash on hand and the debt issue costs for the 5.875% Notes, total debt was $896.4.

We also have a $750.0 Secured Revolving Credit Facility tied to a borrowing base formula, which bears interest at the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined). No amounts were outstanding under this credit facility as of October 31, 2017. We believe that our cash flows, together with cash on hand and funds available under the credit facility will provide us with the ability to fund our operations, make planned capital expenditures payments and meet our debt service obligations for at least the next twelve months.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of October 31, 2017. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.4	$1.0	$1.0	$1.0	$1.0	$1,226.4	$1,230.8
Operating leases	7.3	26.9	23.2	18.8	15.2	21.6	113.0
Future interest payments on outstanding debt (2)	35.7	72.6	72.6	72.6	72.6	76.8	402.9
Total	$43.4	$100.5	$96.8	$92.4	$88.8	$1,324.8	$1,746.7

Commercial Commitments
Letters of credit	$5.5	—	—	—	—	—	$5.5

(1)

Our liability for unrecognized tax benefits of $9.2, including related interest and penalties at October 31, 2017, has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect any such change to have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements totaled approximately $113.0 at October 31, 2017.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At October 31, 2017, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of October 31, 2017, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of October 31, 2017, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.2.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of October 31, 2017, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2017.

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

During the quarter ended October 31, 2017, management remediated the previously disclosed material weakness related to the design and operating effectiveness of controls over the evaluation of the accounting treatment of significant events and transactions. Management performed procedures to ensure it had accounted for any significant events and transactions appropriately by reviewing its customer contracts, identifying significant or non-routine items and ensuring they were captured by the Company’s existing internal controls over financial reporting. Management also established a review control to ensure the criteria are met to recognize revenue resulting from end-of-contract and end-of-program claims as well as a review control designed to track and monitor contracts with terms that could lead to future significant transactions. The Company has tested the controls it designed and implemented to remediate the material weakness and determined they are operating effectively. No other changes in our internal control over financial reporting occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

($ in Millions, Except Shares and Per Share Data)

The following table presents the total number of shares of our common stock that we repurchased during the three months ended October 31, 2017:

Period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs[3]	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1, 2017 - August 31, 2017	552,728	$46.99	552,330	$142.7
September 1, 2017 - September 30, 2017	501,615	47.98	501,615	118.7
October 1, 2017 - October 31, 2017	—	—	—	118.7
Total	1,054,343		1,053,945

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

KLX INC.

Date: December 7, 2017	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and
Chief Executive Officer

	By:	/s/ Michael F. Senft
Michael F. Senft
Vice President, Chief Financial Officer