Form 10-K
period 2018-01-31
KLX Inc.
filed 2018-03-19
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 31, 2018
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

As of July 31, 2017 the aggregate market value of the registrant’s voting stock held by non‑affiliates was approximately $2,614 million. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 13, 2018 was 50,740,101 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Proxy Statement to be filed with the Commission in connection with the 2018 Annual Meeting of Stockholders or Annual Report on Form 10‑K/A, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Form 10‑K. With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10‑K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

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
•

potential disruptions in our business from the announced review of strategic alternatives, including a potential sale of KLX or a sale of a division or divisions thereof, and the decision to engage or not in any strategic alternative;

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

•	failure to have the spin‑off qualified as a reorganization for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code;
•	our credit profile;
•	changes in supply and demand of equipment;
•	oilfield anti‑indemnity provisions;
•	severe weather;
•	reliance on information technology resources and the inability to implement new technology;
•	increased labor costs or the unavailability of skilled workers;
•	inability to manage inventory; and
•	inability to successfully consummate acquisitions or inability to manage potential growth.

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

Unless otherwise indicated, the industry data included in this Form 10‑K is from the February 2018 issue of the Airline Monitor, December 2017 report from the International Air Transport Association (“IATA”), the Current Boeing Market Outlook 2017, the Aircraft Analytical System (“ACAS”) database, the Airbus or Boeing corporate websites or the U.S. Energy Information Administration’s Annual Outlook 2017 Assumptions report.

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

Our Company

We believe, based on our experience in the industry, that we are one of the world’s leading independent distributors and value‑added service providers of aerospace fasteners and consumables, and that we offer one of the broadest ranges of aerospace hardware and consumables and inventory and supply chain management services worldwide. Our aerospace distribution business is the product of both organic growth and a number of strategic acquisitions beginning in 2001. Through our global facilities network and advanced information technology systems, we believe we offer unparalleled service to commercial airline, business jet and defense original equipment manufacturers and their subcontractors (“OEMs”), airlines, maintenance, repair and overhaul (“MRO”) operators, fixed base operators (“FBOs”) and domestic military depots. With a large and diverse global customer base, including virtually all of the world’s commercial airline, business jet and defense OEMs, OEM subcontractors, airlines and major MRO operators across five continents, as well as the U.S. military, we provide access to over one million stock keeping units (“SKUs”). We serve as a distributor for every major aerospace fastener manufacturer. In order to support our vast range of custom products and services, we have invested well in excess of $100 million in proprietary information technology (“IT”) systems to create a superior technology platform. Our systems support both internal distribution processes and part attributes, along with customer services, including JIT deliveries and kitting solutions. This business is operated within our Aerospace Solutions Group (“ASG”) segment. During the fiscal year ended January 31, 2018 (“Fiscal 2017”), ASG generated approximately 82% of our consolidated revenues.

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

ASG sells fasteners and other consumable products to over 7,500 customer locations throughout the world. Its top five customers in Fiscal 2017 collectively accounted for approximately 30% of its Fiscal 2017 revenues.

In the latter part of 2013, we initiated an expansion into the energy services sector. In 2013 and 2014, we acquired seven companies dedicated to providing technical services and related rental equipment to oil and gas exploration and production (“E&P”) companies. As a result, we now provide a broad range of solutions and equipment which bring value‑added resources to a new customer base, often in remote locations on an episodic or urgent 24/7 basis. Our customers include independent and major oil and gas companies that are engaged in the exploration and production of oil and gas properties in onshore North America, including in the Northeast (Marcellus and Utica Shale), Rocky Mountains (Williston and Piceance Basins), Southwest (Permian Basin and Eagle Ford) and Mid‑Continent. This business is operated within our Energy Services Group (“ESG”) segment.

ESG has increased the number of its agreements with customers by over 140% from over 400 as of January 31, 2016 to over 1,000 as of January 31, 2018. These agreements enable us to work for substantially all of the major, regional and independent E&P companies in North America. ESG’s top five customers collectively represented approximately 20% of its Fiscal 2017 revenues.

Our management team has extensive industry experience and company tenure. Our executive officers have an average of more than 20 years of employment in the aerospace or energy services industries.

Review of Strategic Alternatives

On December 22, 2017, we announced that our Board initiated a review of strategic alternatives to maximize stockholder value, including a possible sale of KLX or a sale of a division or divisions thereof. We have engaged a financial and legal advisor to assist in the process. There can be no assurance of the terms, timing or structure of any transactions, or whether any such transactions will take place at all, and any such transactions are subject to risks and uncertainties. As our Board conducts its review, we remain committed to executing on our business strategies. We do not intend to make any further announcements related to our review unless and until our Board has approved a specific transaction or otherwise determined that further disclosure is appropriate.

Industry Overview

Aerospace Solutions Group

ASG is generally segmented by end customer or sales channel. Based on our experience in this industry, we estimate that during Fiscal 2017 the market for the products and services provided by ASG was approximately $15.1 billion; of this amount, we estimate that approximately 52%, or $7.8 billion, is served by the manufacturers of these products and OEMs directly to the end customers and approximately 48%, or $7.3 billion, is served by distributors such as ASG.

We believe that there is a direct relationship between demand for fasteners and other consumable products and airliner fleet size, aircraft utilization and aircraft age, as well as new aircraft production rates. All aircraft must be serviced at regular intervals, which drives aftermarket demand for aerospace fasteners and consumable products. ASG generated approximately 61% of its Fiscal 2017 revenues supporting original equipment manufacturers of commercial and military aircraft or aircraft system components and derived approximately 39% of its Fiscal 2017 revenues from aftermarket sales to support the in‑service fleet of commercial and military aircraft, and aircraft systems. Historically, aerospace fastener and consumable products revenues have been derived from the following sources:

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

Since 2010, as the global economy began to recover from recession, increased passenger traffic volumes and the return to profitability of the global airline industry have created significant demand for commercial aircraft. Global air traffic demand increased 7.6% in 2017, well above the 10-year average annual growth rate of 5.5% and above the increase of 6.3% in 2016 and 7.4% in 2015. Air traffic growth in 2017 was supported by a broad-based pick-up in global economic conditions, lower cost airfares and strong consumer confidence. IATA forecasts a 2018 airline traffic increase of approximately 6%, above the historical trend for growth.

IATA expects the global airline industry to generate a profit of approximately $34.5 billion in 2017. Overall performance in 2017 has been positively impacted by strong passenger traffic growth, disciplined capacity management, positive macroeconomic factors, and improved airline offerings that stimulate demand. These record industry profits were delivered despite a modest reduction in yields as compared with 2016. IATA expects global airline profits of $38.4 billion in 2018, or 11.3% higher than 2017, driven primarily by strong demand, efficiency and lower interest payments. The increase in global airline profits in 2018 is expected to be the eighth straight year of profitability, and the airlines have substantially strengthened their balance sheets over the past several years through operating profits and by accessing capital markets. As a result, we believe airline balance sheets are much stronger than in any time in the past ten years.

Many airlines deferred the replacement of a large number of aging aircraft over the 2000‑2009 period. This, combined with recent more efficient new aircraft introductions, the growing requirements for more aircraft to support projected long‑term traffic growth, record capacity utilization rates, high fuel costs and the low cost of financing new aircraft drove the global airline industry to place record orders for new aircraft. Backlogs at Airbus S.A.S. (“Airbus”) and The Boeing Company (“Boeing”) stood at record levels of 7,253 and 5,864 aircraft, respectively, at January 31, 2018. Airbus reported that they have an approximate nine-year backlog. As a result, most industry analysts believe the outlook for new aircraft production and deliveries will be strong for the foreseeable future.

The strong new aircraft delivery cycle and new contract wins and market share gains have resulted in an increase in ASG’s revenues to support the global aerospace manufacturing base. However, unlike any prior new aircraft delivery cycle, a record number of new aircraft deliveries were to replace and retire older, less fuel efficient aircraft. The increase in our revenues derived from manufacturing customers combined with the decline in aftermarket revenues and higher margins associated with older aircraft, which have been retired, has resulted in a shift in our revenue mix and has impacted our gross margins. Our aftermarket revenues include both commercial aerospace customers and our business serving U.S. military depots. We expect aftermarket revenues to trend upwards in 2018 and beyond, as a larger percentage of the approximately 12,500 new aircraft which have been delivered since 2009 begin to require their first heavy maintenance.

Defense spending has historically been driven by the timing of military aircraft orders and evolving government strategies and policies. We also support military depots for all five branches of our armed services, which maintain in-service aircraft and equipment. Defense spending began to decline in 2012 as the U.S. government implemented its sequestration program and began to sunset production of numerous military aircraft. As a result, we have seen demand from our military and defense manufacturing customers decline from peak levels experienced prior to 2012. However, as a result of recently enacted legislation, industry analysts expect defense spending to increase at a mid-single digit percentage annual rate over the next five years. Similarly, business jet manufacturing has declined since 2007 as a result of lower demand driven by austerity measures implemented by corporate customers, and the reduction in demand from businesses and countries affected by depressed conditions in the global oil and gas industry. However, this period of extended decline is expected to end in 2018 as business jet deliveries are expected to increase 4% in response to mid-single digit growth in business jet traffic and the introduction of new products expected to stimulate demand for new aircraft.

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

While global supply and demand factors will continue to result in commodity price volatility, we believe the secular outlook for the on-shore North American oil and gas industry remains positive due to:

•	The projected long-term growth in global energy demand, combined with the United States’ long‑term goal of energy independence.
•

According to the U.S. Energy Information Administration’s Annual Energy Outlook 2017 Assumptions report, currently identified recoverable reserves of 276 billion barrels of shale oil and 2,355 trillion cubic feet of shale gas are contained within the United States.

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

Impact of Recent Industry Downturn.  During the 2014 to mid-2016 industry downturn, prices of oil and natural gas declined rapidly, resulting in a dramatic reduction in drilling and completion activity by oil and gas producers in all regions of North America. Throughout all of 2015 and most of 2016, the oil field services industry experienced a deep retrenchment where both capacity of services across the industry was cut and the pricing of services became deeply depressed. During this period, poorly capitalized businesses and many smaller competitors were unable to survive and went out of business. The industry began to see a stabilization in demand in late 2016, and with oil prices rising through the $40’s per barrel and into the $60’s in 2017, oil and gas producers renewed their commitment to their capital budgets, which resulted in a higher level of demand, improved pricing and a more stable operating environment for oil field services businesses.

Products and Services

We conduct our business through two operating segments: ASG and ESG. Information about each of our operating segments is included below.

Aerospace Solutions Group

We believe, based on our experience in the industry, that we are one of the world’s leading independent distributors and value‑added service providers of aerospace fasteners and consumables, and that we offer one of the broadest ranges of aerospace hardware, consumables and inventory and supply chain management services worldwide. ASG, which was formerly the consumables management segment of B/E Aerospace, Inc. (our Former Parent), has evolved into an industry leader through multiple acquisitions, strong organic growth and strategic deployment of capital to address customer demand. As of January 31, 2018, ASG’s global presence consisted of approximately 1.7 million square feet in 25 principal facilities with over 2,000 employees worldwide. We believe ASG’s new global distribution and operations center together with the new warehouse management system will enhance future customer service while supporting productivity gains as well as allow for more effective inventory management as ASG consolidates inventory from three legacy facilities into the new facility.

We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. B/E Aerospace acquired M&M Aerospace Hardware in 2001 and it became the platform upon which the rest of ASG was built. Between 2002 and 2017, we completed nine acquisitions, for an aggregate purchase price of approximately $2.2 billion. In 2016, we acquired Herndon Aerospace and Defense LLC, which principally serves U.S. domestic military depots that support in-service aircraft and other equipment for the five branches of the armed forces. We believe our organic growth together with these acquisitions has enabled us to position ourselves as a preferred global supplier to our customers. We have historically shipped approximately 60% of our orders within 24 hours of receipt of the order. With a large and diverse global customer base, including virtually all of the world’s commercial airline, business jet and defense OEMs, OEM subcontractors, major airlines and major MRO operators across five continents, we provide access to over one million SKUs that include aerospace fasteners and consumables, including chemicals, and related logistics services. Our service offerings include inventory management and replenishment, creative and differential supply chain solutions such as third‑party logistics programs, special packaging and bar‑coding, sophisticated parts kitting, quality assurance testing and a wide variety of purchasing assistance programs, plus the latest in electronic data interchange capability. Our seasoned purchasing and sales teams, coupled with state‑of‑the‑art IT and automated parts retrieval systems, help us to sustain our reputation for high‑quality products and rapid, on‑time delivery.

We service our global customer base of approximately 7,500 customer locations with over 600 sales, marketing, product support and customer service specialists worldwide. Approximately 39% of our Fiscal 2017 ASG segment revenues were derived from the aerospace and airline aftermarket and approximately 61% from sales to OEMs and their suppliers to support manufacturing customers under long-term agreements. We are an authorized distributor for more than 200 manufacturers and distribute products for over 2,500 manufacturers.

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

•

Chemicals.  We stock approximately 40,000 chemicals and specialty materials SKUs from over 1,000 manufacturers, which we distribute to over 6,000 customers globally. Among these products are chemicals, sealants and adhesives, lubricants, paints, cleaners and degreasers.

•

Honeywell Proprietary Parts.  We hold an exclusive 20‑year license (with 10 years remaining on the original license), which will renew for two successive five‑year periods if certain operating metrics are maintained, on over 30,000 Honeywell proprietary parts. Among the product lines supported by these parts are auxiliary power units, propulsion engines, electrical/electro‑mechanical and airframe and engine accessories. We are also the primary supplier of these parts to Honeywell for their use during the manufacturing of the aforementioned products.

•

Bearings, Electrical, Clamps and Lighting.  We sell lighting products to both OEMs and aftermarket customers. Other product families, such as bearings, tooling, electrical components and clamps, are more recent additions to our product line.

•

Motion and Control.Immediately before the end our fiscal year, we added a product line enabling us to offer our customers technical products, systems and expertise in motion and control applications including hydraulics, pneumatics, fluid connectors, filtration, electrical control systems seals, compressors and engineered systems for both OEM and aftermarket applications.

•	In addition, we substantially expanded our jet engine product support product line.

Our product lines, which are deep and diverse, have an inventory valuation of approximately $1.4 billion.

We believe we offer best‑in‑class customer service, with approximately 60% of all orders shipped within 24 hours of order receipt. Among the core services we offer are:

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

•

E‑Commerce.  A new, state-of-the-art e-commerce site was launched in January 2015. This service provides our customers with real‑time connection to our systems and inventory, where they can cross‑reference part numbers and also see product availability. E‑Commerce also provides customers with a customized solution and allows them to view usage reports for part planning and forecasting.

Energy Services Group

We serve energy industry customers who focus on developing and producing oil and gas onshore in North America. We initiated our expansion in the U.S. onshore oil field services sector in August 2013 when we acquired seven oilfield service companies operating in all key oil and gas shale basins for an aggregate purchase price of $0.7 billion (including deferred acquisition payments). We have integrated the operations of the seven acquisitions that comprise our current business and manage them both by service and product line offerings and by geographic markets. We offer a variety of services both individually and on a bundled basis as requested by our customers. Our E&P customers require numerous technical services and products on an “as needed” basis, including fishing (retrieval) services and equipment, wireline services, down-hole production services, pressure control, logging, pipe recovery and rental equipment to support these services. Much like the need for just‑in‑time delivery of consumables by ASG, ESG often is faced with just‑in‑time support requirements for our E&P customers that may be experiencing critical operating issues such as servicing an operating well under high pressures, or removing blockages during well drilling or production. As a result, our industry specialists (many with over 40 years of experience) are and may be on‑call (on a rotational basis) up to 24 hours a day, 7 days a week to meet our customers’ needs.

The market for services to support the drilling, completion and production of onshore oil and gas wells has expanded dramatically due to the technological advancements that allow for enhanced recovery from shale formations underlying much of the major onshore oil and gas reservoirs in the United States. This had led to growth in the market for the services we provide. We have established a solid presence in all the major onshore oil and gas producing regions in the contiguous 48 states (other than California), including the Northeast (Marcellus and Utica Shales), Rocky Mountains (Williston, DJ and Piceance Basins), Southwest (Permian Basin and Eagle Ford) and Mid‑Continent regions in North America. We serve energy industry customers who focus on developing and producing oil and gas onshore in North America. We have integrated the operations of the seven acquisitions that comprise our current business and manage them by both service and product line offerings and by geographic markets. We provide high‑quality services and products (new and remanufactured after use and American Petroleum Institute (“API”) certified) to remote drilling sites using our manufacturing, certification, logistics and IT capabilities to properly prepare for deployment, store, locate and deliver our equipment and service teams, as needed, to support our customers’ drilling operations. We also have a growing in-house proprietary tool development team which is focused on designing innovative tools that will further differentiate our services and enhance the outcomes for our customers.

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

•

Wireline Services:  Our wireline services are provided through mobile units that contain large spools of wire. This large spool of wire will spool and unspool, which in turn allows tools and equipment to be quickly conveyed in and out of a wellbore. These wireline units and personnel provide a variety of different downhole services. These services include composite frac plug pump downs, pipe recovery and perforation, in addition to well evaluation and logging services.

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

•

Center for Innovation:  We have a dedicated team of engineers and product experts who work closely with our product line managers to develop new tools and adaptations to existing equipment that improve productivity and outcomes for our customers. As of January 31, 2018, our ESG innovation team has developed 21 proprietary new tools, registered 7 patents and has 27 patents pending. We believe these proprietary tools and patents provide differentiated service outcomes for our customers and have further developed the KLX “brand” as a market leader.

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

Aerospace Solutions Group

We market our aerospace fasteners and other consumables directly to suppliers to the commercial, business jet, military and defense airframe manufacturers, the airframe manufacturers, the airlines, aircraft leasing companies, MRO providers, domestic military depots, general aviation, and other distributors. We believe that our key competitive advantages are the breadth of our product offerings and our ability to deliver our products on a timely basis, combined with our core competencies in information management, purchasing and logistics management. Customers for our ASG segment include major commercial aircraft, business jet and military OEMs, aftermarket MRO providers and airlines. Approximately 54% of our ASG revenues in Fiscal 2017 were to customers in the Americas with 27% to customers in Europe and the balance to customers in Asia, the Pacific and the Middle East.

We believe the principal competitive factors in our industry include the ability to provide superior customer service and support, on‑time delivery, sufficient inventory availability, competitive pricing and an effective quality assurance program. Our competitors include both U.S. and foreign companies. Our principal competitors include Adept, Airbus, Alcoa/Arconic, Align, Aviall, Avic, Avio, Avnet, BASN, Boeing (corporate), Boeing Global Services, Champion, Fastenal, Heico, Jamaica Bearings, Pattonair, Precision Castparts, Satair, Wencor, and Wesco Aircraft.

As of January 31, 2018, we employed over 600 sales, marketing, product support and customer service personnel with an average of over 10 years of relevant industry experience.

Energy Services Group

ESG provides services and products and competes in a variety of distinct sub‑segments with a number of competitors. Substantially all of our ESG customers are engaged in the energy industry. Most of our sales are to regional or independent oil companies and these sales have resulted in a diversified and geographically balanced portfolio of more than 700 customers within North America. Revenues from ESG’s five largest customers collectively represented approximately 20% of ESG’s revenues in Fiscal 2017.

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

ESG maintains both regional and product/services specialist sales teams. Although sales employees tend to be based locally in regions and field locations, we have established a corporate sales team to coordinate sales and marketing efforts with our key accounts. As of January 31, 2018, we had 22 corporate sales representatives and 53 regional sales representatives with an average of 15 years of experience.

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

We maintain a risk management program that covers operating hazards, including product liability, property damage and personal injury claims as well as certain limited environmental claims. Our risk management program includes primary, umbrella and excess umbrella liability policies of $77 million per occurrence, including sudden and accidental pollution claims. We believe that our insurance is sufficient to cover product liability claims.

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

Employees

As of January 31, 2018, we had approximately 3,000 employees. As of January 31, 2018, our ASG segment had approximately 2,000 employees. Approximately 59% of ASG’s employees are engaged in distribution, operations, quality and purchasing, 30% in sales, marketing and product support and 11% in finance, human resources, IT and general administration. As of January 31, 2018, our ESG segment had approximately 1,000 employees. This represents a reduction of approximately 600 employees, or approximately 38% of our ESG workforce, from peak levels in 2014 in order to align our capacity and associated labor costs with current business conditions. Approximately 82% of ESG’s employees are engaged in operations, quality and purchasing, 7% in sales, marketing and product support and 11% in finance, human resources, IT and general administration. Our employees are not unionized, and we consider our employee relations to be good.

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

While the majority of ASG’s operations are based domestically, we have significant operations based internationally with distribution facilities in the United Kingdom, Germany and France. In addition, we sell our products to airlines all over the world. Our customers are located primarily in North America, Europe, Asia, the Pacific Rim, South America and the Middle East. As a result, approximately 46% of ASG’s revenues for the year ended January 31,

2018 were to customers located outside the United States. Volatile international economic, political and market conditions may have a negative impact on our operating results and our ability to achieve our goals.

In addition, we have several subsidiaries in foreign countries (primarily in Europe), which have sales outside the United States. As a result, we are exposed to currency exchange rate fluctuations as a portion of our revenues and expenses are denominated in currencies other than the U.S. dollar. Fluctuations in the value of foreign currencies affect the dollar value of our net investment in foreign subsidiaries, with these fluctuations being included in a separate component of stockholders’ equity. At January 31, 2018, we reported a cumulative foreign currency translation adjustment of approximately $(24.4) million in stockholders’ equity as a result of foreign currency adjustments, and we may incur additional adjustments in future periods. In addition, operating results of foreign subsidiaries are translated into U.S. dollars for purposes of our statement of earnings and comprehensive income at average monthly exchange rates. Moreover, to the extent that our revenues are not denominated in the same currency as our expenses, our net earnings could be materially adversely affected. For example, a portion of labor, material and overhead costs for our distribution facilities in the United Kingdom and Germany are incurred in British pounds or Euros but the related sales revenues may be denominated in U.S. dollars. Changes in the value of the U.S. dollar or other currencies could result in material fluctuations in foreign currency translation amounts or the U.S. dollar value of transactions and, as a result, our net earnings could be materially adversely affected.

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

Risks Relating to the Energy Services Business

We serve customers who are involved in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical and experienced a significant downturn during 2015 and 2016, which has significantly affected the performance of our ESG segment. Additional adverse developments affecting this industry could have a material adverse effect on our financial condition and results of operations.

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

The predominant factor that would reduce demand for ESG services and associated product offerings would be a reduction in land‑based drilling activity in the continental United States. The oil and gas industry experienced a significant downturn commencing in late 2014 that continued through 2015 and 2016. At the trough, our customers significantly cut back their capital expenditures resulting in both volume and pricing declines for oil field services, and the number of domestic land drilling rigs decreased by over 75%. Commodity prices, and market expectations of potential changes in these prices, significantly affected activity levels in 2015 and 2016 as well as the rates paid for our services. Worldwide political, economic and military events as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future. Current levels in the price of natural gas, oil or natural gas liquids, as well as ongoing volatility, have had an adverse impact on the level of drilling, exploration and production activity, which could materially and adversely affect the demand for our services and the rates we are able to charge for our services in our ESG segment, although declines in the price of jet fuel may benefit our ASG segment. We negotiate the rates payable under our contracts based on prevailing market rates and rate books which are periodically updated and, as such, the rates we are able to charge will fluctuate with market conditions. However, higher commodity prices may not necessarily translate into increased drilling activity because our customers’ expectations of future prices also influence their activity. Lower demand for oilfield services could resume, which would adversely affect the rates that we are able to charge, and the demand for our services. Additionally, we may incur costs and have downtime any time our customers’ activities are refocused towards different drilling regions.

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

We intend to fund our future capital expenditures primarily with cash flows from operating activities and existing cash balances and, to the extent that is not sufficient, from borrowings under our $750 million secured revolving credit facility. If our cash, cash flows from operating activities and borrowings under the secured revolving credit facility are not sufficient to fund our capital expenditures, we would be required to fund these expenditures through the issuance of additional debt or equity or pursue alternative financing plans, such as refinancing or restructuring our debt, selling assets or reducing or delaying acquisitions or capital investments, such as planned upgrades or acquisitions of equipment and refurbishments of equipment, even if previously publicly announced.

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

We do not have long term contracts with third party suppliers of many of the goods and services that we use in large volumes in our ESG operations, including manufacturers of accommodations units, rental and fishing tools, chargers and other tools and equipment used in our operations. Especially during periods in which oilfield services are in high demand, the availability of certain goods and services used in our industry decreases and the price of such goods and services increases. We are dependent on a small number of suppliers for key goods and services. During the twelve months ended January 31, 2018, based on total purchase cost, our ten largest suppliers of goods and services represented approximately 24% of all such purchases. Our reliance on such suppliers could increase the difficulty of obtaining such goods and services in the event of a shortage in our industry or cause us to pay higher prices. Price increases, delays in delivery and interruptions in supply may require us to incur higher operating costs. Each of these could have a material adverse effect on our results of operations and financial condition.

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

For the transportation and relocation of our oilfield services equipment, we operate trucks and other heavy equipment. Therefore, we are subject to regulation as a motor carrier by the U.S. Department of Transportation and by various state agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters. EPA regulations limiting exhaust emissions became more restrictive in 2010. In 2010, an executive memorandum was signed directing the National Highway Traffic Safety Administration (the “NHTSA”) and the U.S. Environmental Protection Agency (the “EPA”) to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles. These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by model year 2018. In October 2016, the NHTSA and the EPA published new, stricter standards that would apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. As a result of these regulations, we may experience an increase in costs related to truck purchases or rentals and maintenance, an impairment of equipment productivity, a decrease in the residual value of these vehicles and an increase in operating expenses. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our results of operations and financial condition.

Changes in laws or government regulations regarding hydraulic fracturing could increase our customers’ costs of doing business, limit the areas in which our customers can operate and reduce oil and natural gas production by our customers, which could adversely impact our business.

The adoption of any future federal, state or local laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have a material adverse impact on ESG’s results of operations and financial condition. Presently, hydraulic fracturing is regulated primarily at the state level, typically by state oil and natural gas commissions and similar agencies, although the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act (“SDWA”). Several states have either adopted or proposed laws and/or regulations to require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells, in addition to more stringent well construction and monitoring requirements. In December 2016, the EPA released its final report on the impacts of hydraulic fracturing on drinking water resources. The EPA report concluded that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water resources in the United States, although there are above-and below-ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water resources. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies could spur initiatives to further regulate hydraulic fracturing under the SDWA or other regulatory mechanisms. If new federal, state or local laws or regulations that significantly restrict hydraulic fracturing are adopted, such legal requirements could result in delays, eliminate certain drilling activities and make it more difficult or costly for our customers to perform fracturing. Any such regulations limiting or prohibiting hydraulic fracturing could reduce oil and natural gas exploration and production activities by our customers and, therefore, adversely affect our business. Such laws or regulations could also materially increase our costs of compliance and doing business by more strictly regulating how hydraulic fracturing wastes are handled or disposed.

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

General

There can be no assurance that our review of strategic alternatives will enhance stockholder value or result in any transaction being consummated, and speculation and uncertainty regarding the outcome of our review of strategic alternatives may adversely impact our business.

On December 22, 2017, we announced that we had engaged a financial and legal advisor and are pursuing strategic alternatives to enhance stockholder value, including a possible sale of KLX or a sale of a division or divisions thereof. There can be no assurance of the terms, timing or structure of any transactions, or whether any such transactions will take place at all, and any such transactions are subject to risks and uncertainties. The process of reviewing strategic alternatives may involve significant resources and costs. In addition, the announced review of strategic alternatives may cause or result in:

•	disruption of our business;
•	difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions;
•	distraction to our management and employees;
•	increased stock price volatility; and
•	increased costs and advisory fees.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by our review of strategic alternatives, it may disrupt our businesses or could have a material adverse effect on our business, financial condition or results of operations.

Our ability to complete any transaction, if our Board decides to pursue one or more, will depend on numerous factors, some of which are outside of our control, including market conditions, interest of third parties in our business, industry trends and the availability of financing to potential buyers on commercially acceptable terms. Even if a transaction is completed, there can be no assurance that it will be successful or have a positive effect on stockholder value. Our Board may also determine that no transaction is in the best interest of stockholders at the time due to various factors. Further, it is not certain what impact any potential transactions, or a decision not to pursue any potential transactions, may have on our stock price, business, financial condition or results of operations.

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

Our significant customers change from year to year, in the case of ASG, depending on the level of overhaul, maintenance, repair and refurbishment activity and the level of new aircraft purchases, and in the case of ESG, depending on the level of E&P activity and the use of our services. During Fiscal 2017, 2016 and 2015, no single customer accounted for more than 10% of our consolidated revenues. ASG’s top five customers for Fiscal 2017 together accounted for approximately 30% of its revenues. ESG’s top five customers for Fiscal 2017 together accounted for approximately 20% of its revenues.

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

To conduct our global business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated and combined financial statements. As part of our strategy, we may make one or more acquisitions, which may result in the addition of duplicative assets, particularly inventories of certain parts. In the event such an acquisition results in the combined assets of our company and the acquired assets being in excess of any reasonable forecast of future need, the excess portion of the book value of these assets may be judged to be impaired. In accordance with ASC 360, Property, Plant, and Equipment, we assess potential impairment to long-lived assets (property and equipment and amortized intangible assets) when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets is based on operational performance of our acquired businesses, expected changes in the global economy, aerospace industry projections, discount rates and other judgmental factors. We would be required to record any such impairment losses resulting from any such test as a charge to operating results. To perform the annual assessment, we utilize a combination of income and market-based approaches to value the reporting units. The income approach to valuation relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins and working capital requirements, which are based upon our long-term strategic plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant, whose weighted average cost of capital includes both equity and debt, including a risk premium. Any future impairment loss could have a material adverse impact on our results of operations. As of January 31, 2018, our management believes the estimated fair value of each of our reporting units with goodwill balances, our indefinite lived intangible assets and each of our long-lived assets were each in excess of their carrying values. There were no indicators of goodwill or intangible asset impairment at January 31, 2018.

Our total assets include substantial intangible assets. The write‑off of a significant portion of intangible assets would negatively affect our reported financial results.

Our total assets reflect substantial intangible assets. At January 31, 2018, goodwill and identified intangibles, net, represented approximately 36% of our total assets. Intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under generally accepted accounting principles in the United States, this would result in a charge to operating earnings. Any determination requiring the write‑off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. For example, during the year ended January 31, 2016, we recorded a non-cash goodwill and identified intangibles impairment charge of $488.2. There were no impairment charges recorded in Fiscal 2017, 2016 or 2014. As of January 31, 2018, the balances of goodwill and intangible assets were $1,056.8 and $308.6, respectively.

Our debt instruments have significant financial and operating restrictions that may have an adverse effect on our operations.

Our ability to make payments on and refinance our indebtedness, including our current debt as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. The debt instruments governing such arrangements contain numerous financial, operating and/or negative covenants that limit our ability to incur additional or repay existing indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing future indebtedness could also contain significant financial and operating restrictions. If we cannot service our debt or repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (2) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the aerospace consumables and oilfield services industries could be impaired. The lenders or other investors who hold debt that we fail to service or on which we otherwise default could also accelerate amounts due, which could potentially trigger a default or acceleration of our other debt. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

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

B/E Aerospace did not request a private letter ruling from the IRS in respect of the distribution because in 2013 the IRS announced in public guidance that it generally will no longer issue private letter rulings to the effect that, for U.S. federal income tax purposes, a spin‑off transaction (similar to the distribution together with certain related transactions) will qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. The distribution was, however, conditioned upon, among other matters, B/E Aerospace’s receipt of an opinion of Shearman & Sterling LLP, which remained in full force and effect at the time of distribution, to the effect that the distribution, together with certain related transactions, qualified as a reorganization for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. Shearman & Sterling LLP’s opinion, which B/E Aerospace has received, relies on certain representations, assumptions, undertakings and covenants, and the conclusions set forth in the opinion may be adversely affected if one or more of the representations and assumptions is incorrect or one or more of the undertakings and covenants is not complied with. These representations, assumptions, undertakings and covenants relate to, among other things, B/E Aerospace’s business reasons for proceeding with the distribution, the past and future conduct of our businesses and those of B/E Aerospace, the historical ownership and capital structures of B/E Aerospace and our and B/E Aerospace’s current plans and intentions to not materially modify our or B/E Aerospace’s respective ownership and capital structures following the distribution. Notwithstanding the opinion, the IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions, undertakings or covenants upon which the opinion relied is incorrect or has not been completed or complied with or if it disagrees with the conclusions in the tax opinion. For more information regarding the tax opinion, see the section entitled “The Spin‑Off—Material U.S. Federal Income Tax Consequences of the Distribution” included elsewhere in this annual report.

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

Certain provisions that our amended and restated certificate of incorporation and amended and restated bylaws contain, certain provisions of Delaware law may prevent or delay an acquisition of our Company or other strategic transactions, which could decrease the trading price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of January 31, 2018, we had 59 principal operating facilities, which comprise an aggregate of approximately 2.4 million square feet of space. The following table describes the principal facilities and indicates the location, function, approximate size and ownership type of each location.

City	Segment	Sq. Feet	Ownership
Doral, FL	ASG	504,200	Lease
Kaltenkirchen, Germany	ASG	297,100	Lease
Wichita, KS	ASG	80,000	Lease
Hamburg, Germany	ASG	80,000	Lease
O'Fallon, MO	ASG	77,000	Lease
Evans City, PA	ESG	70,600	Own
Northborough, MA	ASG	60,800	Lease
Fort Smith, AR	ESG	60,000	Lease
Burgess Hill, UK	ASG	60,000	Lease
Carson, CA	ASG	56,500	Lease
Earth City, MO	ASG	48,800	Lease
Chandler, AZ	ASG	47,400	Lease
Senlis, France	ASG	46,300	Lease
Chambersburg, PA	ASG	41,300	Lease
Grand Prairie, TX	ASG	38,900	Lease
Cotulla, TX	ESG	37,900	Own
Houston, TX	ASG	35,100	Lease
Bridgeport, WV	ESG	32,500	Lease
Agawam, MA	ASG	31,100	Lease
LaSalle, CO	ESG	30,200	Lease
Bridgeport, WV	ESG	25,600	Lease
Boothwyn, PA	ASG	25,000	Lease
Williston, ND	ESG	24,900	Own
Midvale, OH	ESG	23,400	Lease
Eunice, NM	ESG	23,100	Lease
Singapore	ASG	21,700	Lease
Everett, WA	ASG	21,700	Lease
Houston, TX	ESG	20,500	Lease
Throop, PA	ASG	20,000	Lease
Greensboro, NC	ASG	20,000	Lease
Gillette, WY	ESG	19,500	Own
Banyo QLD, Australia	ASG	19,400	Lease
Bossier City, LA	ESG	18,000	Lease
Simpson District, WV	ESG	18,000	Lease
Kenedy, TX	ESG	17,800	Lease
Gillette, WY	ESG	17,500	Lease
Wellington, FL	Corporate Administrative Headquarters	17,000	Lease
San Angelo, TX	ESG	16,800	Lease
Oklahoma City, OK	ESG	16,600	Lease
Vernal, UT	ESG	16,000	Lease
Paramus, NJ	ASG	15,500	Lease
Johnstown, CO	ESG	14,800	Own
Rock Springs, WY	ESG	14,300	Lease
Tioga, PA	ESG	14,000	Lease
Rzeszow, Poland	ASG	13,700	Lease
Casper, WY	ESG	13,600	Lease
Bossier City, LA	ESG	13,300	Lease
Sterling, CO	ESG	13,000	Lease
Weatherford, TX	ESG	12,600	Own
Platteville, CO	ESG	12,500	Own
Midland, TX	ESG	12,400	Lease
Houston, TX	ESG	12,300	Lease
Williston, ND	ESG	12,300	Own
Lewiston, ME	ASG	12,000	Lease
Dickinson, ND	ESG	11,600	Lease
Midland, TX	ESG	10,900	Lease
Singapore	ASG	10,500	Lease
Midland, TX	ESG	10,100	Lease
Bridgeport, WV	ESG	10,000	Lease

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

	Common Stock
	High	Low
Fiscal 2016:
First Quarter	$34.29	$25.33
Second Quarter	35.25	28.65
Third Quarter	39.00	30.97
Fourth Quarter	50.33	33.17

Fiscal 2017:
First Quarter	$52.40	$42.45
Second Quarter	53.13	46.01
Third Quarter	55.76	45.73
Fourth Quarter	72.53	52.82

On March 13, 2018, the last reported sale price of our common stock as reported by NASDAQ was $71.51 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had 1,451 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial stockholders represented by these holders of record.

Our share price has increased approximately 38% and 91% over the last 12 and 18 months, respectively, for the period ended December 22, 2017, which was the date of the Company’s strategic alternatives announcement.

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

Unregistered Sales Of Equity Securities And Use Of Proceeds

Share Repurchases

($ in Millions, Except Shares and Per Share Data)

The following table presents the total number of shares of our common stock that we repurchased during the three months ended January 31, 2018:

Period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs[3]	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 1, 2017 - November 30, 2017	3,741	$53.60	—	$118.7
December 1, 2017 - December 31, 2017	703,421	68.82	—	118.7
January 1, 2018 – January 31, 2018	1,872	69.20	—	118.7
Total	709,034		—

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

The following tables present a summary of selected historical consolidated and combined financial data for the periods indicated below. We derived the selected historical condensed consolidated and combined statements of earnings data for the years ended January 31, 2018, 2017 and 2016 and the balance sheet data as of January 31, 2018 and 2017 from our audited consolidated and combined financial statements included elsewhere in this Form 10‑K. We derived the selected historical financial data as of January 31, 2016 and 2015 and December 31, 2014 and 2013, and for the fiscal years ended December 31, 2014 and 2013 and for the one-month transition period ended January 31, 2015 from audited financial statements.

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

The financial information for periods prior to the spin-off from B/E Aerospace on December 16, 2014 included in this Form 10‑K may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand‑alone public company during such periods. Accordingly, our historical results should not be relied upon as an indicator of our future performance.

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

	Year Ended					Month Ended
	January 31, 2018	January 31, 2017	January 31, 2016	December 31, 2014	December 31, 2013	January 31, 2015
Statements of Earnings Data:
Revenues	$1,740.8	$1,494.1	$1,567.4	$1,695.7	$1,291.6	$133.0
Cost of sales(1)	1,263.8	1,126.1	1,202.4	1,194.9	872.8	95.6
Selling, general and administrative(1)	260.7	238.6	261.6	254.0	180.3	19.7
Goodwill impairment charge	—	—	310.4	—	—	—
Long-lived asset impairment charge	—	—	329.8	—	—	—
Operating earnings (loss)	216.3	129.4	(536.8)	246.8	238.5	17.7
Interest expense (income), net	75.8	75.9	77.3	3.0	(1.0)	6.3
Earnings (loss) before income taxes	140.5	53.5	(614.1)	243.8	239.5	11.4
Income taxes(2)	87.1	5.3	(228.3)	155.7	89.1	4.3
Net earnings (loss)	$53.4	$48.2	$(385.8)	$88.1	$150.4	$7.1
Basic net earnings (loss) per share(3):
Net earnings (loss)	$1.06	$0.93	$(7.39)	$1.69	$2.88	$0.14
Weighted average common shares	50.5	51.8	52.2	52.2	52.2	52.2
Diluted net earnings (loss) per share(3):
Net earnings (loss)	$1.04	$0.92	$(7.39)	$1.68	$2.88	$0.14
Weighted average common shares	51.3	52.2	52.2	52.3	52.3	52.3
Balance Sheet Data (end of period):
Working capital	$1,743.5	$1,702.5	$1,761.6	$1,788.4	$1,366.1	$1,792.0
Goodwill, intangible and other assets, net	1,398.1	1,343.4	1,244.3	1,792.3	1,417.6	1,766.4
Total assets	3,790.0	3,698.3	3,691.0	4,280.6	3,064.0	4,224.6
Stockholders’ equity	2,269.9	2,221.1	2,202.5	2,620.3	2,798.7	2,601.1
Other Data:
Depreciation and amortization	66.1	66.9	75.0	68.0	27.8	7.3

(1)

Cost of sales and selling, general and administrative (“SG&A”) expense include $0.4 and $5.8, respectively, of costs primarily associated with the process being conducted by our Board of Directors to review strategic alternatives, the transition to the new ASG global distribution and operations center, a restructuring of the Eagle Ford Geo Region, which was the ESG segment’s only unprofitable region and other matters for the year ended January 31, 2018. Cost of sales and SG&A expense include $30.3 and $37.2, respectively, of business separation and acquisition‑related costs for the year ended January 31, 2016. Cost of sales and SG&A expense include $3.5 and $53.4, respectively, of acquisition‑related costs for the year ended December 31, 2014.

(2)

For the year ended January 31, 2018 the Company was required to revalue its deferred tax assets as a result of recently enacted tax legislation. This revaluation and a change to the state tax rate resulted in a one-time non-cash tax charge of $43.3.

(3)

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

As planned, subsequent to the Spin‑Off, we started bringing some of the functions that were previously provided to us through corporate allocations from B/E Aerospace in‑house. We entered into certain agreements with B/E Aerospace relating to transition services and IT services through April 2017. Annual charges under those agreements for services provided to us by B/E Aerospace were not material for the year ended January 31, 2018 and totaled $8.7 for the year ended January 31, 2017. In addition, at the time of the Spin-Off, we entered into an Employee Matters Agreement and a tax sharing and indemnification agreement with B/E Aerospace. We also entered into new financing arrangements in connection with the Spin‑Off. See “Liquidity and Capital Resources—New Financing Arrangements.”

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

Immediately prior to the end of January 2018, we acquired two new product lines. The first purchase includes high performance fasteners and precision components and assemblies dedicated to aircraft engine manufacturing. The second product line will enable us to offer our customers technical products, systems and expertise in motion and control applications, including hydraulics, pneumatics, fluid connectors, filtration, electrical control systems, seals, compressors and engineered systems for both OEM and aftermarket applications. The total purchase price of these new product lines was approximately $65.0.

In May 2016, we acquired Herndon Aerospace & Defense, LLC (“Herndon”), a leading supply chain management and consumables hardware distributor serving principally military depot aftermarket customers, as well as commercial aerospace customers. The acquisition of Herndon expanded our capability to provide comprehensive aftermarket supply chain management solutions to a broader portfolio of aftermarket customers. Herndon has established itself with the U.S. Department of Defense and its procurement arm, the Defense Logistics Agency (“DLA”), as a proven supplier of a broad range of consumables, resulting in a number of long term contracts with major military installations. Herndon’s status as an approved supplier to the DLA gives us the ability to expand our military aftermarket business as well as providing a platform for the introduction of new product offerings to Herndon’s existing customer base.

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

Recent Developments

On December 22, 2017, we announced that our Board initiated a review of strategic alternatives to maximize stockholder value, including a possible sale of KLX or a sale of a division or divisions thereof. We have engaged a financial and legal advisor to assist in the process. There can be no assurance of the terms, timing or structure of any transactions, or whether any such transactions will take place at all, and any such transactions are subject to risks and uncertainties. As our Board conducts its review, we remain committed to executing on our business strategies.

Current Industry Conditions

Within our ASG segment, we generally derive our revenues from aerospace products and consumable products for both the new build market and the aftermarket. Our ASG business achieved a record in both revenues and profitability in 2017, as a result of solid demand from our commercial aerospace and defense manufacturing customers. Based upon aircraft manufacturers’ backlogs, we expect the current level of production to increase by a mid-single digit percentage growth rate in 2018. During 2017, ASG was awarded several new contracts and achieved certainmarket share gains. Defense spending has historically been driven by the timing of military aircraft orders and evolving government strategies and policies. We also support military depots for all five branches of our armed services, which maintain in-service aircraft and equipment. Defense spending began to decline in 2012 as the U.S. government implemented its sequestration program and began to sunset production of numerous military aircraft. As a result, we have seen demand from our military and defense manufacturing customers decline from peak levels experienced prior to 2012. Although defense spending has declined since 2012 due to the U.S. government’s sequestration program and sunsetting of numerous military aircraft platforms, industry analysts expect defense spending to increase at a mid-single digit annual rate over the next five years due to recently enacted legislation. Similarly, business jet manufacturing has declined since 2007 as a result of lower demand driven by austerity measures implemented by corporate customers, and the reduction in demand from businesses and countries affected by depressed conditions in the global oil and gas industry. However, this extended period of decline is expected to end in 2018 as business jet deliveries are expected to increase 4% in response to mid-single digit growth in business jet traffic and the introduction of new products expected to stimulate demand for new aircraft. Finally, our aftermarket revenues include both commercial aerospace customers and our business serving U.S. military depots. We expect aftermarket revenues to trend upwards in 2018 and beyond, as a larger percentage of the the approximately 12,500 new aircraft which have been delivered since 2009 begin to require their first heavy maintenance.

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

We began to see a stabilization in demand in late 2016, and with oil prices rising through the $40’s per barrel and into the $60’s in 2017, we have begun to benefit from our customers’ renewed commitment to their capital budgets. During the year ended January 31, 2018, ESG experienced a 109.3% increase in revenues as compared with the prior year, and operating earnings turned positive during the fourth quarter of 2017. We believe ESG’s Fiscal 2017 performance reflects our business realignment and cost reduction initiatives as well as the improvement in industry conditions. We are continuing to carefully manage our costs, while continuing to invest in differentiating technologies, personnel and innovative product and service lines, as we build an industry leading platform in the services niche in which we operate.

Revenues by reportable segment for the years ended January 31, 2018, 2017 and 2016 were as follows:

	Year Ended January 31,
	2018		2017		2016
	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Aerospace Solutions Group	$1,420.2	81.6%	$1,340.9	89.7%	$1,312.5	83.7%
Energy Services Group	320.6	18.4%	153.2	10.3%	254.9	16.3%
Total revenues	$1,740.8	100.0%	$1,494.1	100.0%	$1,567.4	100.0%

Substantially all of our sales and purchases are denominated in U.S. dollars. Revenues by domestic and foreign operations for the years ended January 31, 2018, 2017 and 2016 were as follows:

	Year Ended January 31,
	2018	2017	2016
Domestic	$1,734.2	$1,423.8	$1,453.4
Foreign	6.6	70.3	114.0
Total revenues	$1,740.8	$1,494.1	$1,567.4

Revenues by geographic region (based on destination) for the years ended January 31, 2018, 2017 and 2016 were as follows:

	Year Ended January 31,
	2018		2017		2016
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$1,090.4	62.6%	$865.6	57.9%	$955.3	61.0%
Europe	382.7	22.0%	387.9	26.0%	376.3	24.0%
Asia, Pacific Rim, Middle East and other	267.7	15.4%	240.6	16.1%	235.8	15.0%
Total revenues	$1,740.8	100.0%	$1,494.1	100.0%	$1,567.4	100.0%

Founded in 1974 as M&M Aerospace Hardware, ASG, formerly the consumables management segment of B/E Aerospace, Inc., has evolved into one of the industries leaders through multiple acquisitions and strong organic growth. As of January 31, 2018, ASG’s global presence consisted of approximately 1.7 million square feet in 25 principal facilities with approximately 2,000 employees worldwide. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. B/E Aerospace acquired M&M in 2001. Between 2002 and 2017, we completed nine acquisitions, for an aggregate purchase price of approximately $2.2 billion. We believe our organic growth together with these acquisitions has enabled us to position ourselves as a preferred global supplier to our customers.

The Company initiated an expansion into the oilfield support services and associated rental equipment business during the second half of 2013. During 2013 and 2014, we acquired the assets of seven oilfield service companies operating in each of the key shale oil and gas basins in North America for an aggregate purchase price of $717.7 (including deferred acquisition payments). Through these energy services acquisitions, we have established a base of North American operations from which we are able to offer our oilfield support services and associated rental equipment in the major oil and gas regions of the U.S., including Northeastern U.S., Southwestern U.S., North Dakota, Rocky Mountains and the Mid‑Continent.

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

The following discussion and analysis addresses the results of our operations for the years ended January 31, 2018, 2017 and 2016. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Year Ended January 31, 2018, as Compared to Year Ended January 31, 2017

The following is a summary of revenues by segment:

	Revenues
			%
Segment	January 31, 2018	January 31, 2017	Change
Aerospace Solutions Group	$1,420.2	$1,340.9	5.9%
Energy Services Group	320.6	153.2	109.3%
Total	$1,740.8	$1,494.1	16.5%

For Fiscal 2017, revenues of $1,740.8 increased $246.7, or 16.5%, as compared with the prior year. Our consolidated revenue growth was driven by a 5.9%, or $79.3, increase in ASG revenues and a 109.3%, or $167.4, increase in ESG revenues.

Cost of sales for Fiscal 2017 was $1,263.8, or 72.6% of sales, as compared to $1,126.1, or 75.4% of sales, for the year ended January 31, 2017 (“Fiscal 2016”). Cost of sales as a percentage of revenues improved by 280 basis points, despite $0.4 of costs associated with the transition to the new ASG global distribution and operations center and a restructuring of the Eagle Ford Geo Region, due to substantially improved results at our ESG business due to the improved market conditions, operating leverage and benefits from our ESG cost reduction initiatives, as well as a 30 basis point improvement at our ASG business.

Selling, general and administrative (“SG&A”) expense during Fiscal 2017 was $260.7, or 15.0% of revenues, as compared with $238.6, or 16.0% of revenues, in the prior year period. SG&A, as a percentage of revenues, improved by 100 basis points in Fiscal 2017 as compared with the prior year primarily due to increased operating leverage at ESG and a 10 basis point improvement at ASG, including $5.8 of costs primarily associated with the process being conducted by our Board of Directors to review strategic alternatives, the transition to the new ASG global distribution and operations center, a restructuring of the Eagle Ford Geo Region, which was the ESG segment’s only unprofitable region and other matters.

Operating earnings and operating margin of $216.3 and 12.4% increased by approximately $86.9 and 380 basis points, respectively, reflecting an approximate 30 basis point expansion in ASG’s operating margin and continued strong year-over-year improvement at ESG, including the $6.2 of costs primarily associated with the process being conducted by our Board of Directors to review strategic alternatives, the transition to the new ASG global distribution and operations center, a restructuring of the Eagle Ford Geo Region, which was the ESG segment’s only unprofitable region and other matters.

Interest expense for the twelve months ended January 31, 2018 was $75.8 as compared to $75.9 for the twelve months ended January 31, 2017.

Income tax expense for the twelve months ended January 31, 2018 was $87.1, or 62.0% of earnings before income taxes, compared to $5.3, or 9.9%, in the prior year period. Income tax expense for the Fiscal 2017 period included a one-time non-cash tax charge of $43.3 primarily related to the remeasurement of our U.S. net deferred tax asset to reflect the reduction in the corporate tax rate from 35% to 21% as a result of recent tax legislation. Excluding the impact of this one-time non-cash charge, our effective tax rate was 31.2% for the fiscal year ended January 31, 2018, reflecting the blended U.S. corporate tax rate of 35% for the 11 months ended December 31, 2017 and 21% for the one month ended January 31, 2018.

Net earnings and net earnings per diluted share for the year ended January 31, 2018 were $53.4 and $1.04, respectively, as compared to $48.2 and $0.92 respectively, in Fiscal 2016. Net earnings and net earnings per diluted share were negatively impacted in Fiscal 2017 by the previously mentioned one-time non-cash tax charge of $43.3.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	Operating Earnings (Loss)
			%
Segment	January 31, 2018	January 31, 2017	Change
Aerospace Solutions Group	$238.5	$220.6	8.1%
Energy Services Group	(22.2)	(91.2)	75.7%
Total	$216.3	$129.4	67.2%

For the year ended January 31, 2018, ASG revenues of $1,420.2 increased by $79.3, or 5.9%, as compared to the same period in the prior year. Revenues from both commercial aerospace manufacturing and aftermarket customers increased by approximately 6%. ASG operating earnings of $238.5 increased 8.1%, and operating margin increased approximately 30 basis points to 16.8%.

For the year ended January 31, 2018, ESG revenues of $320.6 increased by $167.4, or 109.3%, as compared to the same period in the prior year. Operating loss improved by $69.0, or 75.7%, to $(22.2).

Year Ended January 31, 2017 Compared to the Year Ended January 31, 2016

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

Liquidity and Capital Resources

Current Financial Condition

Cash on hand at January 31, 2018 decreased by $22.0 as compared with cash on hand at January 31, 2017 primarily as a result of the repurchase of $92.1 of KLX common shares, $84.9 of capital expenditures, and $64.8 related to the acquisition of two new product lines to serve existing ASG customers and expand our opportunity set with new customers offset by cash flows provided by operating activities of $206.6. One purchase includes high performance fasteners and precision components and assemblies dedicated to aircraft engine manufacturing. The other purchased group of products will enable us to offer our customers technical products, systems and expertise in motion and control applications, including hydraulics, pneumatics, fluid connectors, filtration, electrical control systems, seals, compressors and engineered systems for both OEM and aftermarket applications. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity are from cash on hand, cash flow from operations and our undrawn $750.0 Revolving Credit Facility. At January 31, 2018, we had $255.3 of cash and cash equivalents. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

During Fiscal 2015, our Board authorized repurchases of up to $100.0 of common stock under our existing $250.0 share repurchase program previously authorized by the Board. During Fiscal 2017, our Board authorized an increase in the Company’s share repurchase authority from $100.0 to $200.0. We have continued to repurchase shares in the open market and in privately negotiated transactions in compliance with Exchange Act Rule 10b-18, subject to market conditions, applicable legal requirements and other relevant factors. During Fiscal 2017, under the share repurchase program, we repurchased 1,652,661 shares of common stock at an average price of $48.04 per share for a total of $79.4. At January 31, 2018, we had $68.7 of authorization remaining under the share repurchase program. All decisions regarding future stock repurchases are at our sole discretion and will be evaluated from time to time in light of many factors, including our financial condition, earnings, capital requirements and debt covenants, if any, other contractual restrictions, as well as legal requirements (including compliance with published IRS guidelines for tax‑free spin‑offs), regulatory constraints, industry practice and other factors that we may deem relevant. The stock repurchase program may be modified, extended, suspended or discontinued by us at any time and we cannot provide any assurances regarding the number of shares that will be repurchased.

Working Capital

Working capital as of January 31, 2018 was $1,743.5, an increase of $41.0 as compared with working capital at January 31, 2017. As of January 31, 2018, total current assets increased by $71.4 and total current liabilities increased by $30.4. The increase in current assets is primarily related to the $54.8 increase in accounts receivable driven by the increase in revenues at both ASG and ESG and an increase in inventories of $26.5 as a result of previously mentioned product line acquisitions offset by a decrease in cash of $22.0. The increase in total current liabilities was primarily due to an increase in accounts payable of $14.8 and accrued liabilities of $15.6.

Cash Flows

As of January 31, 2018, cash and cash equivalents were $255.3 as compared to $277.3 at January 31, 2017. Cash provided by operating activities increased by $55.7 to $206.6 for the year ended January 31, 2018 as compared to $150.9 in the prior year primarily reflecting net earnings of $53.4 as compared with $48.2 in the prior year, an $80.9 reduction in the deferred tax asset ($6.2 in the prior year) and an increase in other current and non-current liabilities of $19.8 ($30.4 decrease in the prior year) offset by a $44.4 increase in accounts receivable ($6.9 decrease in the prior year). The primary uses of cash in investing activities during the year ended January 31, 2018 were related to capital expenditures of $84.9 and the acquisition of new product lines for $64.8. The primary use of cash in financing activities during the year ended January 31, 2018 was related to treasury stock purchases of $92.1.

As of January 31, 2017, cash and cash equivalents were $277.3 as compared to $427.8 at January 31, 2016. Cash provided by operating activities was $150.9 for the year ended January 31, 2017 as compared to $217.2 in the prior year primarily reflecting net earnings of $48.2 adjusted by depreciation and amortization of $66.9 and a $6.9 decrease in accounts receivable ($40.3 decrease in the prior year period) offset by a $30.4 decrease in accrued liabilities ($18.8 increase in the prior year period) and an increase in inventory of $5.0 ($25.7 decrease in the prior year period). The primary uses of cash in investing activities during the year ended January 31, 2017 were related to capital expenditures of $35.5 and the acquisition of Herndon for $220.8, net of cash. The primary use of cash in financing activities during the year ended January 31, 2017 was related to our share repurchase program, under which we repurchased 982,062 shares of common stock at an average price of $41.20 per share for a total of $40.5.

As of January 31, 2016, cash and cash equivalents were $427.8 as compared to $447.2 at January 31, 2015. Cash provided by operating activities was $217.2 for the year ended January 31, 2016 as compared to $107.5 in the prior year. The primary sources of cash provided by operating activities during the year ended January 31, 2016 were net earnings of $25.1 (after adjusting for the non-cash charge of ($229.3) to deferred income taxes and the impairment charge of $640.2), adjusted by depreciation and amortization of $75.0, as well as a decrease in accounts receivable and inventories of $40.3 and $25.7, respectively. The primary uses of cash in investing activities during the year ended January 31, 2016 were related to capital expenditures of $130.5. The primary use of cash in financing activities during the year ended January 31, 2016 was for $90.9 of deferred acquisition payments associated with acquisitions we made in 2014.

Capital Spending

Our capital expenditures were $84.9, $35.5 and $130.5 during the years ended January 31, 2018, 2017 and 2016, respectively. Capital expenditures in 2017 were $84.9 reflecting investments related to our new 550,000 square foot ASG Miami global distribution and operations center, and discrete investments within the ESG business. In addition, as previously disclosed, immediately prior to the end of the fourth quarter we invested approximately $65.0 to expand ASG’s product offerings. We expect to incur approximately $65.0 to $75.0 in capital expenditures for the year ending January 31, 2019, principally related to ESG growth and maintenance capital expenditures and the completion of the new global headquarters and distribution facility and maintenance capital expenditures for ASG. We expect to fund future capital expenditures from cash on hand, cash flow from operations and from funds available from our $750.0 secured revolving credit facility.

Outstanding Debt and Other Financing Arrangements

Long-term debt at January 31, 2018 consisted of $1,200.0 of 5.875% senior unsecured notes due 2022, which at the date of this filing are redeemable at our option at 104.406% of the principal amount, plus accrued and unpaid interest.

We entered into a $500.0 secured revolving credit facility in connection with the Spin-Off, secured by substantially all of our assets and guaranteed by our subsidiaries, which bears interest at the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined). On May 19, 2015, we amended and restated this secured Revolving Credit Facility to a structure tied to a borrowing base formula, and in the process, increased the size of the facility to $750.0 while reducing the interest rate margins applicable to any borrowings. No amounts were outstanding under this credit facility as of January 31, 2018. We believe that our cash flows, together with cash on hand and funds available under our $750.0 secured revolving credit facility will provide us with the ability to fund our operations, make planned capital expenditures payments and meet our debt service obligations.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of January 31, 2018. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$1.2	$0.9	$1.0	$1.1	$1,200.2	$27.8	$1,232.2
Operating leases	31.2	30.1	24.7	20.6	15.0	68.5	190.1
Future interest payments on outstanding debt (2)	72.6	72.6	71.2	70.6	70.6	0.2	357.8
Total	$105.0	$103.6	$96.9	$92.3	$1,285.8	$96.5	$1,780.1

Commercial Commitments
Letters of credit	$5.8	—	—	—	—	—	$5.8

(1)

Our liability for unrecognized tax benefits of $8.4 and related interest and penalties of $1.5 at January 31, 2018 has been omitted from the above table because we cannot determine with certainty when this liability will be settled. It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect any such change to have a material impact on our combined financial statements.

(2)

Interest payments include interest payments due on the 5.875% Notes based on the stated rate of 5.875%. To the extent we incur interest on our revolving credit facility, interest payments would fluctuate based on LIBOR or prime rate pursuant to the terms of our revolving credit facility.

Off‑Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our consolidated balance sheet. Future minimum lease payments under these arrangements aggregated approximately $190.1 at January 31, 2018.

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

Inventories

Inventories, made up of finished goods, primarily consist of aerospace fasteners and consumables. We value inventories at the lower of cost and net realizable value, using “first‑in, first‑out” (FIFO) or weighted average cost method. During Fiscal 2016, we revised our methodology for estimating the provision required for excess and obsolete

(“E&O”) inventories. The new methodology more adequately considers historical demand of our inventory to project future demand in order to estimate the provision required for E&O inventories. Other factors considered in the methodology include expected market growth rates and related elements. The implementation of the changes in methodology did not impact the current period or any prior period provision for E&O inventory. Demand for our products can fluctuate from period to period depending on customer activity. Our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess, obsolete and unmarketable inventories. In the future, if our inventories are determined to be overvalued, we would be required to recognize such costs in our cost of goods sold at the time of such determination. Likewise, if our inventories are determined to be undervalued, we may have over‑reported our costs of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Inventory reserves were approximately $72.4 and $59.6 as of January 31, 2018 and 2017, respectively.

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

The continued downturn in the oil and gas industry represented a change in circumstances indicating the carrying amount of long-lived assets may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based on the impairment indicators above, we performed a long-lived asset impairment analysis and concluded the carrying amount of the long-lived assets exceeded the undiscounted cash flows of the ESG asset group. As a result, we recorded a $329.8 long-lived asset impairment charge, $177.8 related to identified intangible assets and $152.0 related to property and equipment for Fiscal 2015. The charges eliminated the full value of the goodwill and identified intangible assets attributable to the ESG segment. The Company finalized the impairment analyses during the fourth quarter ended January 31, 2016. The accumulated goodwill impairment losses (incurred in 2008 and 2015) totaled $601.1 as of January 31, 2016. As goodwill related to ESG was substantially written off during the prior year period, there was no goodwill impairment in the years ended January 31, 2018 and 2017. Similarly, there was no long-lived asset impairment in the years ended January 31, 2018 and 2017.

While we use the best available information to prepare our cash flow and discount rate assumptions, actual future cash flows or market conditions could differ significantly resulting in the potential for future impairment charges related to recorded goodwill balances. While there are always changes in assumptions to reflect changing business and market conditions, our overall methodology and assumptions used have remained unchanged. Any future impairment loss could have an adverse impact on our results of operations. As of January 31, 2018, our management believes the estimated fair value of each of our reporting units with goodwill balances, our indefinite lived intangible assets and each of our long lived assets were in excess of their carrying values. There were no indicators of goodwill or intangible asset impairment at January 31, 2018.

Accounting for Income Taxes

Significant management judgment is required in evaluating our tax positions and in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We revalued our deferred tax assets resulting in a one-time non-cash tax charge of $43.3 as a result of recent tax legislation and a change to our state rate. We have also recorded a valuation allowance of $24.8 as of January 31, 2018, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of our foreign net operating losses. The valuation allowance is based on our estimates of taxable income by jurisdiction in the jurisdictions in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, or we revise these estimates in future periods, we may need to adjust the valuation allowance which could materially impact our financial position and results of operations. We have not provided for any residual U.S. income taxes on approximately $101.0 of earnings from our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. It is not practicable to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

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

In the future, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At January 31, 2018, we had no outstanding foreign currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates—As of January 31, 2018, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of January 31, 2018, we maintained a portfolio of cash securities consisting mainly of taxable, interest‑bearing deposits with weighted average maturities of less than three months. If short‑term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.3.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning on page F‑1 of this Form 10‑K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of January 31, 2018, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a‑15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2018.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the year ended January 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2018. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control –  Integrated Framework (2013).

The Company created a data center substantially similar to the data center maintained by B/E Aerospace under a transition services agreement (“TSA”) through April 2017. The Company relied on the B/E Aerospace TSA to provide the appropriate controls. The Company adopted its own set of policies, procedures and controls when it transitioned to its data center in April 2017. Substantially all of the policies, procedures and controls were in place prior to April 2017; the Company documented and tested its internal controls over financial reporting as part of its testing of internal controls over financial reporting.

During the quarter ended October 31, 2017, management remediated the previously disclosed material weakness related to the design and operating effectiveness of controls over the evaluation of the accounting treatment of significant events and transactions. Management performed procedures to ensure it had accounted for any significant events and transactions appropriately by reviewing its customer contracts, identifying significant or non-routine items and ensuring they were captured by the Company’s existing internal controls over financial reporting. Management also established a review control to ensure the criteria are met to recognize revenue resulting from end-of-contract and end-of-program claims as well as a review control designed to track and monitor contracts with terms that could lead to future significant transactions. The Company has tested the controls it designed and implemented to remediate the material weakness and determined they are operating effectively. No other changes in our internal control over financial reporting occurred during the year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

During the fourth quarter ended January 31, 2018, management implemented and tested controls over the implementation of the new revenue recognition standard, ASC Topic 606, Revenue Recognition (“ASC 606”), to ensure management’s assessment of the impact of implementing ASC 606 was appropriate.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

The following table sets forth information regarding our executive officers as of March 19, 2018.

Name and Title	Business Experience
Amin J. Khoury Chief Executive Officer

Amin J. Khoury has served as Chief Executive Officer and Chairman of the Board of Directors of KLX Inc. since its formation in December 2014. Mr. Khoury co-founded B/E Aerospace in July 1987 and served as its Chairman of the Board until its sale to Rockwell Collins in April 2017. Mr. Khoury served as Chief Executive Officer of B/E Aerospace from December 31, 2005 through December 31, 2013. Mr. Khoury also served as the Co-Chief Executive Officer of B/E Aerospace from January 1, 2014 to December 16, 2014. Mr. Khoury was a Trustee of the Scripps Research Institute from May 2008 until July 2014 and was a director of Synthes Incorporated until its acquisition by Johnson & Johnson in 2012. Mr. Khoury holds an Executive Masters Professional Director Certification, the highest level, from the American College of Corporate Directors.

Thomas P. McCaffrey President and Chief Operating Officer

Thomas P. McCaffrey has served as President and Chief Operating Officer of KLX Inc. since the spin-off in December 2014. Previously, Mr. McCaffrey served as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 16, 2014. Prior to joining B/E Aerospace, Mr. McCaffrey was an Audit Director with Deloitte & Touche LLP from August 1989 through May 1993, and from 1976 through 1989 served in several capacities, including Audit Partner, with Coleman & Grant LLP. Since 2016, Mr. McCaffrey has served as a member of the Board of Trustees of Palm Beach Atlantic University and as a member of its Audit Committee. Mr. McCaffrey is a Certified Public Accountant licensed to practice in the states of Florida and California.

Michael F. Senft Vice President—Chief Financial Officer

Michael F. Senft has served as Vice President and Chief Financial Officer and Treasurer of KLX Inc. since November 2014. Previously, Mr. Senft served on the Board of Directors of B/E Aerospace from February 2012 until September 2014. Mr. Senft previously was a Managing Director of Moelis & Company. Mr. Senft's prior positions include Global Head of Leveraged Finance at CIBC and Global Co-Head of Leveraged Finance at Merrill Lynch. For more than 20 years, he advised B/E Aerospace on its long-term capital transactions and strategic acquisitions. Mr. Senft has also served on the Board of Directors of Moly Mines Ltd. and Del Monte Foods.

John Cuomo Vice President and General Manager, Aerospace Solutions Group

John Cuomo has served as Vice President and General Manager of the Aerospace Solutions Group segment of KLX Inc. since the spin-off in December 2014. Previously, Mr. Cuomo served as Vice President and General Manager, Consumables Management business since July 2014. He has over 15 years of experience in the aerospace consumables distribution market and served in multiple roles and functions at B/E Aerospace Consumables Management from April 2000 to February 2014, with the most recent being Senior Vice President, Sales, Marketing and Business Development. Prior to joining B/E Aerospace, Mr. Cuomo served as an attorney at a large multi-national law firm practicing commercial law, mergers and acquisitions and litigation. He has a Bachelor of Science in International Business, a Juris Doctorate from the University of Miami and a Master of Business Administration from the University of Florida.

Name and Title	Business Experience

Gary Roberts Vice President and General Manager, Energy Services Group

Gary Roberts has served as Vice President and General Manager of the Energy Services Group segment of KLX Inc. since the spin-off in December 2014. Previously, Mr. Roberts served as Vice President and General Manager, Energy Services Group since April 2014. Previously, Mr. Roberts was the Chief Executive Officer of Vision Oil Tools, LLC, a private energy services company, from 2010 until its acquisition by B/E Aerospace. Before that, Mr. Roberts was General Manager for Complete Production Services, Inc. and worked for Weatherford International from 1991 to 2008, holding management positions with increasing levels of responsibility in Singapore, China, Indonesia and Qatar. Mr. Roberts brings to KLX over 30 years of oilfield experience.

Roger Franks General Counsel, Vice President—Law and Human Resources, Secretary

Roger Franks has served as served as General Counsel, Vice President—Law and Human Resources, Secretary since December 2014. During Mr. Frank's tenure at B/E Aerospace, he oversaw employee matters, commercial disputes, compliance and general corporate law. Prior to joining B/E Aerospace, he was on the Board of Directors of a mid-size California law firm where he focused on commercial matters including employment law and litigation.

Heather Floyd Vice President—Finance and Corporate Controller

Heather Floyd has served as Vice President—Finance and Corporate Controller since the spin-off in December 2014. Previously, Ms. Floyd served as Vice President—Internal Audit of B/E Aerospace. Ms. Floyd has over 15 years of combined accounting, auditing, financial reporting and Sarbanes-Oxley compliance experience. Ms. Floyd joined B/E Aerospace in November 2010 as Director of Financial Reporting and Internal Controls. Prior to joining B/E Aerospace, Ms. Floyd served as an Audit Manager with Ernst & Young and in various accounting roles at Corporate Express, now a subsidiary of Staples. Ms. Floyd is a Certified Public Accountant licensed to practice in Florida.

Eric Wesch Vice President –Finance and Treasurer

Eric Wesch has been Vice President – Finance and Treasurer since July 2017. Previously, Mr. Wesch served as the Vice President – Finance, Treasurer and Assistant Secretary of B/E Aerospace, Inc. from July 2011 through April 2017 and as Corporate Treasurer from 2008 to 2011 where he oversaw treasury, risk management and shared services. Mr. Wesch has over 14 years of treasury related experience. Mr. Wesch joined B/E Aerospace, Inc. in 1997 as Manager, Financial Planning & Analysis and served in multiple roles within finance and treasury from January 1997 to 2008. Prior to joining B/E Aerospace, Inc., Mr. Wesch worked for Blockbuster Entertainment Group.

Our Board of Directors

The following table sets forth information regarding our directors as of March 19, 2018. The table contains each person’s biography as well as the qualifications and experience each person would bring to our Board. Our Board consists of eight members, seven of whom will meet applicable regulatory and exchange listing independence requirements.

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

John T. Collins Director	71

John T. Collins has been a Director since December 2014. From 1986 to 1992, Mr. Collins served as the President and Chief Executive Officer of Quebecor Printing (USA) Inc., which was formed in 1986 by a merger with Semline Inc., where he had served in various positions since 1968, including since 1973 as President. During his term, Mr. Collins guided Quebecor Printing (USA) Inc. through several large acquisitions and situated the company to become one of the leaders in the industry. From 1992 to 2017, Mr. Collins was the Chairman and Chief Executive Officer of The Collins Group, Inc., a manager of a private securities portfolio and minority interest holder in several privately held companies. Mr. Collins currently serves on the Board of Directors of Federated Funds, Inc. and has served on the Board of Directors for several public companies, including Bank of America Corp. and FleetBoston Financial. In addition, Mr. Collins has served as Chairman of the Board of Trustees of his alma mater, Bentley University. Our Board benefits from Mr. Collins's many years of experience in the management, acquisition and development of several companies.

Name and Title		Business Experience and Director Qualifications
Peter V. Del Presto Director	67

Peter V. Del Presto has been a Director since December 2014. Mr. Del Presto is an adjunct professor of finance at the University of Pittsburgh, where he teaches courses covering capital markets, advanced valuation methods and private equity. From 1985 until his retirement in 2010, Mr. Del Presto was a partner with PNC Equity Partners, a private equity firm and an affiliate of PNC Bank targeting middle-market companies for acquisition and investment. During his 25 years at PNC Equity Partners, Mr. Del Presto led the firm's investment in 35 companies and participated as a member of the firm's Investment Committee in over 200 investments. Mr. Del Presto was PNC Equity Partner's representative on the boards of 24 companies where he was responsible for the development of value creation strategies in each. Mr. Del Presto is a director of Spencer Turbine Company and Markel Corporation, a member of the Board of Advisors of Sabert Corporation and the principal shareholder of two smaller companies. Mr. Del Presto is also a licensed private pilot. Our Board benefits from Mr. Del Presto's background in engineering and business administration, his expertise in the field of finance, and 25 years of experience in the acquisition, investment and development of numerous companies.

Richard G. Hamermesh Director	70

Richard G. Hamermesh has been a Director since December 2014. Dr. Hamermesh is a Senior Fellow at the Harvard Business School, where he was formerly the MBA Class of 1961 Professor of Management Practice from 2002 to 2015. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development consulting firm. From 1976 to 1987, Dr. Hamermesh was a member of the faculty of Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations. Dr. Hamermesh is a member of the Board of Directors of SmartCloud, Inc. and was a director of B/E Aerospace, Inc. until its sale to Rockwell Collins in April 2017. Dr. Hamermesh joined the Rockwell Collins Board of Directors in April 2017. Our Board benefits from Dr. Hamermesh's education and business experience as co-founder of a leading executive education and consulting firm, as president, founder, director and co-investor in over 15 early stage businesses, and his 28 years as a Professor of Management Practice at Harvard Business School, where he has led MBA candidates through thousands of business case studies, as well as his intimate knowledge of our business and industry (including over 27 years as a member of the B/E Aerospace board).

Name and Title		Business Experience and Director Qualifications
Benjamin A. Hardesty Director	68

Benjamin A. Hardesty has been a Director since December 2014. Mr. Hardesty has been the owner of Alta Energy LLC, a consulting business focused on oil and natural gas in the Appalachian Basin and onshore United States since, 2010. In May 2010, Mr. Hardesty retired as president of Dominion E&P, Inc., a subsidiary of Dominion Resources Inc. engaged in the exploration and production of oil and natural gas in North America, a position he had held since September 2007. After joining Dominion Resources in 1995, Mr. Hardesty had previously also served in other executive positions, including President of Dominion Appalachian Development, Inc. and General Manager and Vice President Northeast Gas Basin. Mr. Hardesty has served on the Board of Directors of Antero Resources Corporation since its initial public offering in October 2013. He previously was a member of the Board of Directors of Blue Dot Energy Services, LLC from 2011 until its sale to B/E Aerospace in 2013. From 1982 to 1995, Mr. Hardesty served as an officer and director of Stonewall Gas Company, and from 1978 to 1982 as vice president of operations of Development Drilling Corporation. Mr. Hardesty is director emeritus and past president of the West Virginia Oil & Natural Gas Association and past president of the Independent Oil & Gas Association of West Virginia. Mr. Hardesty serves on the Visiting Committee of the Petroleum Natural Gas Engineering Department of the College of Engineering and Mineral Resources at West Virginia University. Mr. Hardesty's significant experience in the oil and natural gas industry, including in our areas of operation, make him well suited to serve as a member of our Board.

Stephen M. Ward, Jr. Director	62

Stephen M. Ward, Jr., has been a Director since December 2014. Mr. Ward has been a director of Carpenter Technology Corporation since 2001, where he is Chair of the Corporate Governance Committee and a member of the Human Resources and Science and Technology Committees. Mr. Ward previously served as President and Chief Executive Officer of Lenovo Corporation, which was formed by the acquisition of IBM Corporation's personal computer business by Lenovo of China. Mr. Ward had spent 26 years at IBM Corporation holding various management positions, including Chief Information Officer and Senior Vice President and General Manager, Personal Systems Group. Mr. Ward is a co-founder and Board member of C3-IoT, a company that develops and sells internet of things software for analytics and control. Mr. Ward was previously a Board member and founder of E2open, a maker of enterprise software, and a Board member of E-Ink, a maker of high-tech screens for e-readers and computers, and the Chairman of the Board of QDVision, the developer and a manufacturer of quantum dot technology for the computer, TV and display industries until its sale. Mr. Ward's broad executive experience and focus on innovation enables him to share with our Board valuable perspectives on a variety of issues relating to management, strategic planning, tactical capital investments and international growth, making him well suited to serve as a member of our Board.

Name and Title		Business Experience and Director Qualifications
Theodore L. Weise Director	73

Theodore L. Weise has been a Director since December 2014. Mr. Weise is currently a business consultant and serves on the Board of Directors of Hawthorne Global Aviation Services. Mr. Weise joined Federal Express Corporation in 1972 during its formative years and retired in 2000 as its President and Chief Executive Officer. He held many officer positions, including Executive Vice President of World Wide Operations, and led the following divisions as its Senior Vice President: Air Operations, Domestic Ground Operations, Central Support Services, Business Service Center, and Operations Planning. Prior to joining Federal Express Corporation, Mr. Weise flew on the US Air Force F-111 as a Flight Test Engineer for General Dynamics Corp. He has previously served on the boards of Federal Express Corporation, Computer Management Sciences, Inc., ResortQuest International, Inc. and Pogo Jet, Inc. Mr. Weise is a member of the Missouri University of Science and Technology Board of Trustees, of which he was a past President. Mr. Weise is a jet rated Airline Transport Pilot with over 5,700 flight hours. He holds an Executive Masters Professional Director Certification from the American College of Corporate Directors. Our Board benefits from Mr. Weise's extensive leadership experience.

John T. Whates, Esq. Director	70

John T. Whates has been a Director since December 2014. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is a member of the Board of Dynamic Healthcare Systems, Inc. and was the Chairman of the Compensation Committee of B/E Aerospace until its sale to Rockwell Collins in April 2017. Mr. Whates joined the Rockwell Collins Board of Directors in April 2017. From 1994 to 2011, Mr. Whates was a tax and financial advisor to B/E Aerospace, providing business and tax advice on essentially all of its significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions. Mr. Whates is an attorney licensed to practice in California and was an Adjunct Professor of Taxation at Golden Gate University. Our Board benefits from Mr. Whates's extensive experience, multi-dimensional educational background, and thorough knowledge of our business and industry.

Structure of the Board of Directors

Our Board is divided into three classes of directors. Directors of each class are chosen for three year terms upon the expiration of their current terms, and each year our stockholders elect one class of our directors. The directors designated as Class I directors will be up for election at the 2018 Annual Meeting of Stockholders to be held in August 2018 and the directors elected at that meeting will have three-year terms expiring in August 2021. The directors designated as Class II directors will be up for election at the 2019 Annual Meeting of Stockholders and the directors elected at that meeting will have three-years terms expiring in August 2022. The directors designated as Class III directors will be up for election at the 2020 Annual Meeting of Stockholders and the directors elected at that meeting will have three-year terms expiring in August 2023.

Audit Committee

We have a separately‑designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Del Presto, Hardesty, Weise and Whates currently serve as members of the Audit Committee. Under the current SEC rules and the rules of NASDAQ, all of the members are independent. Our Board has determined that Mr. Del Presto and Mr. Whates are “audit committee financial experts” in accordance with current SEC rules. All members of the Audit Committee are independent, as that term is used in Item 407 of Regulation S‑K of the federal securities laws.

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

4.1.1

First Supplemental Indenture, dated as of December 16, 2014, by and among KLX Inc., as Issuer, the Guarantors named therein and Wilmington Trust Company, as Trustee incorporated by reference to Exhibit 4.1.1 of the Company’s Annual Report on Form 10-K filed with the SEC on April 14, 2017).

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

10.2

First Amendment to Tax Sharing and Indemnification Agreement, dated as of October 23, 2016, by and between B/E Aerospace, Inc. and KLX Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10‑K filed with the SEC on April 14, 2017).

10.3

Stock and Asset Purchase Agreement, dated June 9, 2008, between B/E Aerospace, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 2.1 to B/E Aerospace, Inc.’s Current Report on Form 8‑K dated June 9, 2008, filed with the SEC on June 11, 2008).

10.4

Supply Agreement, dated as of July 28, 2008, between B/E Aerospace, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 2 to Form 10 filed with the SEC on November 13, 2014).†

10.5

License Agreement, dated as of July 28, 2008, between B/E Aerospace, Inc. and Honeywell International Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 2 to Form 10 filed with the SEC on November 13, 2014).†

10.6

Stockholders Agreement, dated as of July 28, 2008, among B/E Aerospace, Inc. and Honeywell International Inc., Honeywell UK Limited, Honeywell Holding France SAS and Honeywell Deutschland GmbH (incorporated by reference to Exhibit 10.3 to B/E Aerospace, Inc.’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2008, filed with the SEC on November 7, 2008).

Exhibit No.	Description
10.7

Amended and Restated Employment Agreement between KLX Inc. and Amin J. Khoury, dated as of May 25, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form10-Q filed with the SEC on August 24, 2017).*

10.8

Death Benefit Agreement between KLX Inc. and Amin J. Khoury, dated as of May 25, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on September 9, 2016).*

10.9

Consulting Agreement between KLX Inc. and Amin J. Khoury, dated as of May 25, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 24, 2017).*

10.10

Employment Agreement between KLX Inc. and Thomas P. McCaffrey, dated as of February 27, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 28, 2015).*

10.11

Employment Agreement between KLX Inc. and Michael F. Senft, dated as of February 27, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 28, 2015).*

10.12	Employment Agreement between KLX Inc. and John Cuomo, dated as of December 22, 2015.* **
10.13

Employment Agreement between KLX Inc. and Roger M. Franks, dated as of December 22, 2015 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2016).*

10.14	KLX Inc. Long‑Term Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S‑8 (File No. 333‑200923) filed with the SEC on December 12, 2014).*
10.15	KLX Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S‑8 (File No. 333‑200923) filed with the SEC on December 12, 2014).*
10.16	KLX Inc. Non‑Employee Directors Stock and Deferred Compensation Plan. **
10.17	KLX Inc. 2014 Deferred Compensation Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S‑8 (File No. 333‑200919) filed with the SEC on December 12, 2014).*
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

10.19	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K filed with the SEC on March 2, 2015).*
10.20	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed with the SEC on March 2, 2015).*
10.21	Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8‑K filed with the SEC on March 2, 2015).*
10.22	Medical Care Reimbursement Plan for Executives of KLX Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 9, 2016).*
10.23	Executive Retiree Medical and Dental Plan, dated as of May 25, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 24, 2017).*
21.1	List of subsidiaries of KLX Inc.**
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP**
31.1	Certification of Chief Executive Officer**
31.2	Certification of Chief Financial Officer**
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**

Exhibit No.	Description
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

Date: March 19, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Amin J. Khoury Amin J. Khoury	Chairman and Chief Executive Officer (Principal Executive Officer)	March 19, 2018

/s/ Michael F. Senft Michael F. Senft	Vice President—Chief Financial Officer (Principal Financial Officer)	March 19, 2018

/s/ Heather M. Floyd Heather M. Floyd	Vice President—Finance and Corporate Controller (Principal Accounting Officer)	March 19, 2018

/s/ John T. Collins John T. Collins	Director	March 19, 2018

/s/ Peter V. Del Presto Peter V. Del Presto	Director	March 19, 2018

/s/ Richard G. Hamermesh Richard G. Hamermesh	Director	March 19, 2018

/s/ Benjamin A. Hardesty Benjamin A. Hardesty	Director	March 19, 2018

/s/ Stephen M. Ward, Jr. Stephen M. Ward, Jr.	Director	March 19, 2018

/s/ Theodore L. Weise Theodore L. Weise	Director	March 19, 2018

/s/ John T. Whates John T. Whates	Director	March 19, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of KLX Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of KLX Inc. and subsidiaries (the "Company") as of January 31, 2018 and 2017, the related consolidated statements of earnings and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended January 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Boca Raton, Florida

March 19, 2018

We have served as the Company's auditor since 2014.

KLX INC.

CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2018 AND 2017

(In millions)

	January 31,	January 31,
	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$255.3	$277.3
Accounts receivable–trade, less allowance for doubtful accounts ($12.0 at January 31, 2018 and $13.5 at January 31, 2017)	316.1	261.3
Inventories, net	1,407.9	1,381.4
Other current assets	51.7	39.6
Total current assets	2,031.0	1,959.6

Property and equipment, net of accumulated depreciation ($191.1 at January 31, 2018 and $149.4 at January 31, 2017)	286.4	248.3
Goodwill	1,056.8	996.4
Identifiable intangible assets, net	308.6	314.8
Deferred income taxes	74.5	147.0
Other assets	32.7	32.2
	$3,790.0	$3,698.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$180.8	$166.0
Accrued liabilities	106.7	91.1
Total current liabilities	287.5	257.1

Long-term debt	1,184.6	1,182.0
Deferred income taxes	5.9	5.0
Other non-current liabilities	42.1	33.1

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 250.0 million shares authorized; 54.6 million shares issued as of January 31, 2018 and 53.5 million shares issued as of January 31, 2017	0.5	0.5
Additional paid-in capital	2,756.5	2,686.5
Treasury stock: 3.8 million shares as of January 31, 2018 and 1.5 million shares as of January 31, 2017	(182.7)	(54.4)
Accumulated deficit	(280.0)	(328.0)
Accumulated other comprehensive loss	(24.4)	(83.5)
Total stockholders’ equity	2,269.9	2,221.1
	$3,790.0	$3,698.3

See accompanying notes to consolidated financial statements.

KLX INC.

CONSOLIDATED STATEMENTS OF EARNINGS AND

COMPREHENSIVE INCOME

FOR THE YEARS ENDED JANUARY 31, 2018, 2017 AND 2016

(In millions)

	Year Ended January 31,
	2018	2017	2016
Product revenues	$1,420.2	$1,340.9	$1,312.5
Service revenues	320.6	153.2	254.9
Total revenues	1,740.8	1,494.1	1,567.4
Cost of sales - products	994.7	942.2	918.1
Cost of sales - services	269.1	183.9	284.3
Total cost of sales	1,263.8	1,126.1	1,202.4
Selling, general and administrative	260.7	238.6	261.6
Goodwill impairment charge	—	—	310.4
Long-lived asset impairment charge	—	—	329.8
Operating earnings (loss)	216.3	129.4	(536.8)
Interest expense	75.8	75.9	77.3
Earnings (loss) before income taxes	140.5	53.5	(614.1)
Income tax expense (benefit)	87.1	5.3	(228.3)
Net earnings (loss)	$53.4	$48.2	$(385.8)

Other comprehensive income (loss):
Foreign currency translation adjustment	59.1	(9.3)	(18.7)
Comprehensive income (loss)	$112.5	$38.9	$(404.5)
Net earnings (loss) per share - basic	$1.06	$0.93	$(7.39)
Net earnings (loss) per share - diluted	$1.04	$0.92	$(7.39)
Weighted average common shares - basic	50.5	51.8	52.2
Weighted average common shares - diluted	51.3	52.2	52.2

See accompanying notes to consolidated financial statements.

KLX INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2018, 2017 AND 2016

(In millions)

						Accumulated
			Additional		Retained	Other	Total
	Common Stock		Paid-in	Treasury	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	Stock	(Deficit)	Income (Loss)	Equity
Balance, January 31, 2015	52.8	$0.5	$2,644.8	—	$11.3	$(55.5)	$2,601.1
Sale of stock under employee stock purchase plan	—	—	1.8	—	—	—	1.8
Return to provision true-up related to pre spin-off and other	—	—	1.0	—	—	—	1.0
Purchase of treasury stock	—	—	—	(12.5)	—	—	(12.5)
Restricted stock grants, net of forfeitures and restricted stock unit vesting	0.5	—	14.8	—	0.8	—	15.6
Net loss	—	—	—	—	(385.8)	—	(385.8)
Net foreign currency translation adjustments	—	—	—	—	—	(18.7)	(18.7)
Balance, January 31, 2016	53.3	0.5	2,662.4	(12.5)	(373.7)	(74.2)	2,202.5
Sale of stock under employee stock purchase plan	—	—	2.0	—	—	—	2.0
Purchase of treasury stock	—	—	—	(41.9)	—	—	(41.9)
Restricted stock expense, net of forfeitures, restricted stock unit vesting and stock option expense	0.2	—	22.1	—	(2.5)	—	19.6
Net earnings	—	—	—	—	48.2	—	48.2
Net foreign currency translation adjustments	—	—	—	—	—	(9.3)	(9.3)
Balance, January 31, 2017	53.5	0.5	2,686.5	(54.4)	(328.0)	(83.5)	2,221.1
Sale of stock under employee stock purchase plan	—	—	2.3	—	—	—	2.3
Purchase of treasury stock	—	—	—	(128.3)	—	—	(128.3)
Restricted stock expense, net of forfeitures, restricted stock unit vesting and stock option expense	1.1	—	67.7	—	(7.0)	—	60.7
Net earnings	—	—	—	—	53.4	—	53.4
Net foreign currency translation adjustments	—	—	—	—	—	59.1	59.1
Cumulative effect of adoption of new accounting principle (See Note 1)	—	—	—	—	1.6	—	1.6
Balance, January 31, 2018	54.6	$0.5	$2,756.5	(182.7)	$(280.0)	$(24.4)	$2,269.9

See accompanying notes to consolidated financial statements.

KLX INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2018, 2017 AND 2016

(In millions)

	Year Ended January 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$53.4	$48.2	$(385.8)
Adjustments to reconcile net earnings (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	66.1	66.9	75.0
Deferred income taxes	80.9	6.2	(229.3)
Asset impairment charge	—	—	640.2
Non-cash compensation	26.4	20.2	15.8
Amortization of deferred financing fees	4.5	4.3	4.0
Tax impact from prior sales of restricted stock	—	—	0.2
Provision for inventory reserve	17.2	20.7	7.7
Change in allowance for doubtful accounts and sales returns	0.2	3.2	3.3
Loss on disposal of property and equipment	1.3	3.3	2.9
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(44.4)	6.9	40.3
Inventories	(9.2)	(5.0)	18.0
Other current and non-current assets	(19.5)	(4.6)	2.7
Accounts payable	9.9	11.0	3.4
Other current and non-current liabilities	19.8	(30.4)	18.8
Net cash flows provided by operating activities	206.6	150.9	217.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(84.9)	(35.5)	(130.5)
Acquisitions, net of cash acquired	(64.8)	(220.8)	(4.3)
Net cash flows used in investing activities	(149.7)	(256.3)	(134.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock and other	(92.1)	(44.9)	(9.5)
Cash proceeds from stock issuance	2.0	1.5	1.5
Tax impact from prior sales of restricted stock	—	—	(0.2)
Deferred acquisition payments	—	—	(90.9)
Net cash flows used in financing activities	(90.1)	(43.4)	(99.1)

Effect of foreign exchange rate changes on cash and cash equivalents	11.2	(1.7)	(2.7)

Net decrease in cash and cash equivalents	(22.0)	(150.5)	(19.4)
Cash and cash equivalents, beginning of period	277.3	427.8	447.2
Cash and cash equivalents, end of period	$255.3	$277.3	$427.8

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$6.6	$6.1	$13.2
Interest	73.0	72.1	71.0
Supplemental schedule of non-cash activities:
Accrued property additions	$9.1	$2.7	$8.3
Treasury stock	—	—	3.0

See accompanying notes to consolidated financial statements.

KLX INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2018, 2017 AND 2016

(Dollars In millions, except share and per share data)

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

Basis of Presentation

The Company’s consolidated financial statements include KLX and its wholly owned subsidiaries were prepared in accordance with accounting principles generally accepted in the United States (GAAP). All intercompany transactions and account balances within the Company have been eliminated.

Use of Estimates—The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

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

Accounts Receivable, Net—The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at January 31, 2018 and 2017 was $12.0 and $13.5, respectively.

Inventories—Inventories, made up of finished goods, primarily consist of aerospace fasteners and consumables. The Company values inventories at the lower of cost and net realizable value, using first‑in, first‑out or weighted average cost method. During the year ended January 31, 2017 (“Fiscal 2016”), the Company revised its methodology for estimating the provision required for excess and obsolete (“E&O”) inventories. The new methodology more adequately considers historical demand of our inventory to project future demand in order to estimate the provision required for E&O inventories. Other factors considered in the methodology include expected market growth rates and related elements. The implementation of the new methodology did not impact any prior period reserve for E&O inventory. Demand for the Company’s products can fluctuate from period to period depending on customer activity. In accordance with industry practice, costs in inventory include amounts relating to long-term contracts with long production cycles and to inventory items with long production cycles, some of which are not expected to be realized within one year. As a result, the Company’s operating cycle is greater than a year and is closely tied to the lifecycle of an airframe. Inventory reserves were approximately $72.4 and $59.6 as of January 31, 2018 and 2017, respectively.

Substantially all of the Company’s inventory is comprised of aerospace grade fasteners which support OEM production and the aftermarket over the life of the airframe. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The reserve for inventory with limited shelf life is not material to the Company’s financial statements.

Property and Equipment, Net—Property and equipment are stated at cost and depreciated generally under the straight‑line method over their estimated useful lives of one to thirty years (or the lesser of the term of the lease for leasehold improvements, as appropriate).

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

As of January 31, 2018, the Company had two reporting units, which were determined based on the guidelines contained in FASB ASC Topic 350, Subtopic 20, Section 35. Each reporting unit constitutes a business, for which there is discrete financial information available that is regularly reviewed by the management of the Company.

Goodwill is tested at least annually as of December 31st, and management assesses whether there has been any impairment in the value of goodwill by comparing the fair value to the net carrying value of the reporting units. If the carrying value exceeds its estimated fair value, an impairment loss is recognized for the difference in accordance with the Company’s adoption of the new accounting principle discussed below. In this event, the asset is written down accordingly. The fair values of the reporting units for goodwill impairment testing is determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.

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

For the years ended January 31, 2018 and 2017, the Company’s annual impairment testing yielded no impairments of goodwill or the indefinite‑lived intangible asset. For the year ended January 31, 2016, the Company determined goodwill related to the Energy Services Group (“ESG”) reporting unit was fully impaired and recorded a pre-tax impairment charge related to ESG’s goodwill of $310.4.

Long‑Lived Assets—The Company assesses potential impairments to its long‑lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended January 31, 2018 and 2017, there were no impairments of long lived assets. For the year ended January 31, 2016, the Company used a combination of cost and market approaches for determining the fair value of the ESG asset group’s long-lived assets and recognized impairment charges related to identified intangibles and property and equipment of $177.8 and $152.0, respectively.

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

All unvested shares of restricted stock granted by B/E Aerospace, Inc. (our Former Parent) were converted into unvested shares of KLX on the distribution date at a ratio equal to 1.8139. Compensation cost recognized during the three years ended January 31, 2018 (“Fiscal 2017”) related to unvested shares converted on the distribution date and new shares of KLX restricted stock and stock options granted during the three years ended January 31, 2018.

The Company has established a qualified Employee Stock Purchase Plan. The Employee Stock Purchase Plan allows qualified employees (as defined in the plan) to participate in the purchase of designated shares of KLX’s common stock at a price equal to 85% of the closing price for each semi‑annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of KLX’s shares on the date of purchase and the purchase price of the shares. The value of the rights under this Plan granted during the years ended January 31, 2018, 2017 and 2016 was $0.4, $0.3 and $0.3, respectively.

Foreign Currency Translation—The assets and liabilities of subsidiaries located outside the United States are translated into U.S. dollars at the rates of exchange in effect at the balance sheet dates. Revenue and expense items are translated at the average exchange rates prevailing during the period. Gains and losses resulting from foreign currency transactions are recognized currently in income, and those resulting from translation of financial statements are accumulated as a separate component of equity and accumulated other comprehensive income (loss). The Company’s European subsidiaries primarily utilize the British pound or the Euro as their local functional currency.

Treasury Stock - The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock and restricted stock units in connection with the Company’s Long-Term Incentive Plan (“LTIP”). The Company’s repurchases of common stock are recorded at the average cost of the common stock. As part of the LTIP, the Company repurchased 713,210 and 35,009 shares of its common stock for $48.9 and $1.5 during the years ended January 31, 2018 and 2017. In January 2016, the Board of Directors authorized a $100.0 share repurchase under the existing $250.0 share repurchase program. In March 2017, the Board of Directors authorized an increase in the Company’s share repurchase authority from $100.0 to $200.0. During Fiscal 2017, the Company repurchased 1,652,661 shares of common stock at an average price of $48.04 per share for a total of $79.4 as part of the share repurchase program. During Fiscal 2016, the Company repurchased 982,062 shares of common stock at an average price of $41.20 per share for a total of $40.5 as part of the share repurchase program.

Concentration of Risk—In Aerospace Solutions Group (“ASG”), the Company’s products and services are primarily concentrated within the aerospace industry with customers consisting primarily of commercial airlines, a wide variety of business jet customers and commercial aircraft manufacturers and their suppliers. In ESG, the Company provides products and services to energy industry customers who focus on developing and producing oil and gas onshore in North America. The Company’s management performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Credit losses have historically been within management’s expectations and the provisions established.

Significant customers change from year to year, in the case of ASG, depending on the level of refurbishment activity and/or the level of new aircraft purchases by such customers, and in the case of ESG, depending on the level of exploration and production activity and the use of our services. During the years ended January 31, 2018, 2017 and 2016, no single customer accounted for more than 10% of the Company’s consolidated revenues.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, Compensation–Stock Compensation (Topic 718). This ASU was issued to provide clarity and reduce diversity in practice regarding the application of guidance on the modification of equity awards. The ASU states that an entity should account for the effects of a modification unless all of the following are met: the fair value, vesting conditions and the classification of the instrument as equity or liability of the modified award is the same as that of the original award immediately before such award is modified. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods with early adoption permitted and should be applied prospectively to an award modified on or after the adoption date. The Company does not expect a material impact upon adoption of this ASU to its consolidated financial statements as the Company historically has accounted for all modifications in accordance with Topic 718 and has not been subject to the exception described under this ASU.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other. ASU 2017-04 simplifies the subsequent measurement of goodwill by removing the second step of the two-step impairment test. The amendment requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendment should be applied on a prospective basis. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, and the Company adopted the new standard during the fourth quarter of 2017. The adoption of ASU 2017-04 did not have an impact on the Company’s consolidated financial statements; however, the Company will no longer perform the second step of the goodwill impairment test where applicable in future impairment tests.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. The intra-entity exception is being eliminated under the ASU. The standard is required to be applied on a modified retrospective basis and will be effective beginning with the first quarter of 2018. Early adoption is permitted, and the Company adopted the new standard during the first quarter of 2017, which resulted in the elimination of a $7.7 long-term prepaid tax balance and the recognition of a $8.8 longterm deferred tax asset with the offset recorded to the accumulated deficit.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) related to how certain cash receipts and payments are presented and classified in the statement of cash flows. These cash flow issues include debt prepayment or extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years with early adoption permitted and should be applied retrospectively. The Company does not expect a material impact upon adoption of this ASU to its consolidated financial statements as the Company’s consolidated statements of cash flows are not impacted by the eight issues listed above, with the exception of the contingent consideration payments, which will not be presented in the year of adoption.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB deferred the effective date for implementation of ASU 2014-09 by one year and during 2016, the FASB issued various related accounting standard updates, which clarified revenue accounting principles and provided supplemental adoption guidance. The guidance under ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that year. To assess the impact of this guidance, the Company established a cross functional implementation project team, inventoried its revenue streams and contracts with customers at its two segments and applied the principles of the guidance against a selection of contracts to assist in the determination of potential revenue accounting differences. No individually significant implementation matters were identified, and our revenue will be recognized on a “point-in-time” basis for product revenues and over time for service revenues under the new standard, which is consistent with current practice. The Company implemented internal controls, policies and processes to comply with the new standard. The Company adopted ASC Topic 606 in the first quarter of 2018 using the modified retrospective method of adoption, which resulted in no changes to the opening consolidated balance sheet as of February 1, 2018. Prior period consolidated statements of earnings and comprehensive income will remain unchanged.

2. BUSINESS COMBINATIONS

On May 17, 2016, the Company acquired Herndon Aerospace & Defense LLC (“Herndon”), an aftermarket aerospace supply chain management and consumables hardware distributor servicing principally aftermarket military depots as well as the commercial aerospace aftermarket for an aggregate purchase price of $220.8 (net of cash acquired).

The excess of the purchase price over the fair value of the net identifiable assets acquired approximated $119.6, of which $68.9 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete and $50.7 is included in goodwill. The primary items that generated the goodwill recognized were the premium paid by the Company for future earnings potential and the value of the assembled workforce that does not qualify for separate recognition. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of five years.

The Herndon acquisition was accounted for as a purchase under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheets as of January 31, 2018 and 2017. The results of operations for the Herndon acquisition are included in the accompanying consolidated and combined statements of earnings from the date of acquisition.

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

The Company has substantially integrated Herndon into its ASG segment systems. As a result, it is not practicable to report stand-alone revenues and operating earnings of the acquired business since the acquisition date.

On a pro forma basis to give effect to the Herndon acquisition, as if it occurred on February 1, 2015, revenues and net earnings for the years ended January 31, 2017 and 2016 would have been as follows:

	UNAUDITED
	YEAR ENDED
	January 31, 2017	January 31, 2016
	Pro forma	Pro forma
Revenues	$1,544.3	$1,699.8
Net earnings (loss)	51.7	(376.7)
Earnings (loss) per diluted share	0.99	(7.21)

The Company acquired two new product lines immediately prior to the end of the fourth quarter of Fiscal 2017. The first purchase includes high performance fasteners and precision components and assemblies dedicated to aircraft engine manufacturing. The second group of products will enable us to offer our customers technical products, systems, and expertise in motion and control applications, including hydraulics, pneumatics, fluid connectors, filtration, electrical control systems, seals, compressors and engineered systems for both OEM and aftermarket applications. The Company acquired the two product lines for an aggregate purchase price of $64.8, which were accounted for as purchases under ASC 805 and primarily consisting of inventory, accounts receivable, goodwill and intangibles and accounts payable and other current liabilities. The acquisitions did not have a material impact on the accompanying consolidated financial statements. The valuation of the acquired assets related to the product line acquisitions arenot yet complete, and as such, the Company has not yet finalized its allocation of the purchase price for the acquisitions.

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Useful			January 31,	January 31,
	Life (Years)			2018	2017
Land, buildings and improvements	1	-	30	$48.7	$40.9
Machinery	2	-	20	142.1	119.8
Computer equipment and software	1	-	15	123.7	105.5
Furniture and equipment	3	-	20	163.0	131.5
				477.5	397.7
Less accumulated depreciation				191.1	149.4
				$286.4	$248.3

Depreciation expense was $46.8, $47.3 and $51.3 for the years ended January 31, 2018, 2017 and 2016, respectively.

4. GOODWILL AND LONG-LIVED ASSETS, NET

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				January 31, 2018			January 31, 2017
	Useful Life			Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	10	-	30	$413.6	$128.8	$284.8	$422.0	$129.1	$292.9
Covenants not to compete	5			2.2	0.7	1.5	5.5	3.6	1.9
Developed technologies	15			3.3	0.5	2.8	3.3	0.2	3.1
Trade names	Indefinite			19.5	-	19.5	16.9	-	16.9
				$438.6	$130.0	$308.6	$447.7	$132.9	$314.8

Amortization expense of intangible assets was $19.3, $19.6 and $23.7 for the years ended January 31, 2018, 2017 and 2016, respectively. Amortization expense related to intangible assets is expected to be approximately $19.0 in each of the next five years.

In accordance with ASC 350, goodwill is not amortized but is subject to an annual impairment test. For the years ended January 31, 2018 and 2017, the Company’s annual impairment testing yielded no impairments of goodwill or the indefinite lived intangible asset. During the year ended January 31, 2016, the continued downturn in the oil and gas industry, including the nearly 75% decrease in the number of onshore drilling rigs and the resulting significant cutbacks in the capital expenditures of our customers, represented a significant adverse change in the business climate, which indicated that the ESG reporting unit’s goodwill was impaired and ESG asset group’s long-lived assets may not be recoverable. As a result, during the third quarter ended October 31, 2015, the Company performed an interim goodwill impairment test and a long-lived asset recoverability test. The results of the goodwill impairment testing indicated that goodwill was impaired which resulted in a $310.4 pre-tax goodwill impairment charge for the year ended January 31, 2016.

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended January 31, 2018 and 2017, there were no impairments of long-lived assets. For the year ended January 31, 2016, the Company performed a long-lived asset impairment analysis and concluded the carrying amount of the long-lived assets exceeded the undiscounted cash flows of the ESG asset group. As a result, we recorded a $329.8 long-lived asset impairment charge, $177.8 related to identified intangible assets and $152.0 related to property and equipment for the year ended January 31, 2016.

The goodwill and long-lived asset impairment charges reflected the full value of the goodwill and identified intangible assets attributable to the ESG segment. The accumulated goodwill impairment losses (incurred in 2008 and 2015) totaled $601.1 as of January 31, 2016.

The changes in the carrying amount of goodwill for the years ended January 31, 2018, 2017 and 2016 are as follows:

Balance, January 31, 2016	$954.9
Acquisitions	50.8
Purchase Price Adjustments	(2.5)
Effect of foreign currency translation	(6.8)
Balance, January 31, 2017	996.4
Acquisitions	17.3
Purchase Price Adjustments	(0.1)
Effect of foreign currency translation	43.2
Balance, January 31, 2018	$1,056.8

5. RELATED PARTY TRANSACTIONS

On December 17, 2014, Former Parent created an independent public company through a spin‑off of its ASG and ESG businesses to Former Parent’s stockholders (“Spin‑Off”). In connection with the Spin‑off, we have created some of the functions that were previously provided to us through corporate allocations from B/E Aerospace in‑house. We also entered into certain agreements with B/E Aerospace relating to transition services and IT services through April 2017. In addition, we entered into an employee matters agreement and a tax sharing and indemnification agreement with B/E Aerospace in connection with the Spin‑off. Expenses incurred under those agreements were not material for the year ended January 31, 2018 and totaled $8.7 for the year ended January 31, 2017.

On April 13, 2017, B/E Aerospace was acquired by Rockwell Collins, Inc. and is no longer a related party. Sales to B/E Aerospace were $4.4 through April 12, 2017 and $24.1 and $19.0 for the years ended January 31, 2017 and 2016.

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	January 31, 2018	January 31, 2017
Accrued salaries, vacation and related benefits	$37.2	$31.6
Accrued commissions	10.9	8.7
Income taxes payable	10.7	10.3
Accrued interest	11.7	11.7
Other accrued liabilities	36.2	28.8
	$106.7	$91.1

7. LONG‑TERM DEBT

Long-term debt consists of the following:

	January 31, 2018	January 31, 2017
Senior unsecured notes	$1,200.0	$1,200.0
Less unamortized original issue discount and debt issue costs	15.4	18.0
	$1,184.6	$1,182.0

In December 2014, in connection with the Spin‑off, the Company issued $1,200.0 aggregate principal amount of 5.875% senior unsecured notes due 2022 (the “5.875% Notes”), in an offering pursuant to the Securities Act of 1933, as amended. The net proceeds from the issuance of the 5.875% Notes were approximately $1,172.1, of which $750.0 was distributed to Former Parent, leaving KLX with net proceeds of approximately $422.1. The 5.875% Notes are senior unsecured debt obligations of the Company. We also entered into a $500.0 secured revolving credit facility dated as of December 16, 2014, which was amended and restated to a $750.0 secured revolving credit facility as of May 19, 2015 (the “Revolving Credit Facility”). As of January 31, 2018 and 2017, long‑term debt consisted of $1,200.0 of our 5.875% Notes.

Letters of credit outstanding under the Revolving Credit Facility aggregated $5.8 at January 31, 2018.

The Revolving Credit Facility is tied to a borrowing base formula, has no financial covenants and has $744.2 of availability as of January 31, 2018. The Revolving Credit Facility bears interest at an annual rate equal to the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined), and expires in May 2020. No amounts were outstanding under the Revolving Credit Facility as of January 31, 2018 or 2017.

Maturities of long‑term debt are as follows:

Year Ending January 31,
2019	$—
2020	—
2021	—
2022	—
2023	1,200.0
Thereafter	—
Total	$1,200.0

Interest expense amounted to $75.8, $75.9 and $77.7 for the years ended January 31, 2018, 2017 and 2016, respectively.

8. COMMITMENTS, CONTINGENCIES AND OFF‑BALANCE‑SHEET ARRANGEMENTS

Lease Commitments—The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated and combined balance sheets. At January 31, 2018, future minimum lease payments under these arrangements approximated $190.1, of which $166.0 is related to long‑term real estate leases.

Rent expense for the years ended January 31, 2018, 2017 and 2016 was $39.8, $28.9 and $37.7, respectively. Future payments under operating leases with terms greater than one year as of January 31, 2018 are as follows:

Year Ending January 31,
2019	$31.2
2020	30.1
2021	24.7
2022	20.6
2023	15.0
Thereafter	68.5
Total	$190.1

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

As of January 31, 2018, the Company has recorded a tax indemnity payable to B/E Aerospace totaling $6.4, of which $1.8 is classified in other current liabilities and $4.6 is classified in other long‑term liabilities.

Components of earnings (loss) before incomes taxes were:

	Year Ended January 31,
	2018	2017	2016
Earnings (loss) before income taxes
United States	$128.3	$41.3	$(624.4)
Foreign	12.2	12.2	10.3
Earnings (loss) before income taxes	$140.5	$53.5	$(614.1)

Income tax expense (benefit) consists of the following:

	Year Ended January 31,
	2018	2017	2016
Current:
Federal	$(0.2)	$—	$0.7
State	0.8	0.3	(1.5)
Foreign	5.1	(1.3)	3.8
	5.7	(1.0)	3.0
Deferred:
Federal	79.8	14.4	(213.3)
State	2.9	1.3	(17.4)
Foreign	(1.3)	(9.4)	(0.6)
	81.4	6.3	(231.3)
Total income tax expense (benefit)	$87.1	$5.3	$(228.3)

The difference between income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate (33.8% for the year ended January 31, 2018 and 35% for the years ended January 31, 2017 and 2016) to the pre‑tax earnings consists of the following:

	Year Ended January 31,
	2018	2017	2016
Statutory federal income tax expense (benefit)	$47.5	$18.7	$(214.9)
U.S. state income taxes	3.4	1.5	(17.5)
Foreign tax rate differential	(0.1)	0.1	(0.2)
Change in unrecognized tax benefits	0.2	(7.8)	0.4
Change in valuation allowance on foreign interest loss carryforwards	6.3	(1.6)	5.3
Other, net	0.7	1.3	2.0
Non-taxable/non-deductible items	(6.0)	(6.9)	(3.4)
Stock compensation	(7.2)	—	—
Change in tax rate	42.3	—	—
	$87.1	$5.3	$(228.3)

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	January 31, 2018	January 31, 2017
Deferred tax assets:
Inventory reserves	$19.8	$24.8
Accrued liabilities	9.8	12.9
Intangible Assets	13.4	44.2
Net operating loss carryforward	70.3	81.2
Inventory capitalization	9.3	14.9
Other	14.8	19.9
	137.4	197.9
Deferred tax liabilities:
Intangible assets	(13.7)	(12.8)
Depreciation	(30.3)	(25.3)
	(44.0)	(38.1)
Net deferred tax asset before valuation allowance	93.4	159.8
Valuation allowance	(24.8)	(17.8)
Net deferred tax asset	$68.6	$142.0

A reconciliation of the beginning and ending amounts of gross uncertain tax positions is presented below:

	January 31, 2018	January 31, 2017	January 31, 2016
Unrecognized tax benefit at beginning of period	$7.2	$9.0	$9.4
Additions for current year tax positions	0.1	4.6	—
Additions for prior year tax positions	—	1.3	—
Decreases for prior year tax positions	—	(7.6)	—
Foreign currency fluctuations	1.1	(0.1)	(0.4)
Unrecognized tax benefit at end of period	$8.4	$7.2	$9.0

Included in the balance of unrecognized tax benefits as of January 31, 2018, 2017 and 2016 are $5.6, $4.4 and $9.0, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company does not anticipate that the total unrecognized tax benefits will significantly change due to the settlement of audits or the expiration of statutes of limitation within twelve months of this reporting date. The Company classifies interest and penalties related to income tax as income tax expense. The amount included in the Company’s liability for unrecognized tax benefits for interest and penalties was immaterial as of January 31, 2018, 2017 and 2016.

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

As of January 31, 2018, the Company has federal net operating loss carryforwards of $157.4 expiring beginning in 2035 and state net operating loss carryforwards of $134.6 expiring between 2020 and 2035 with the majority expiring in 2035. The Company has $117.8 of foreign net operating loss carryforwards as of January 31, 2018 for which a valuation allowance of $95.2 has been recognized.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation – Stock Compensation. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the statement of earnings, rather than equity, and requires excess tax benefits from stock-based compensation to be classified in cash flow from operations. The Company adopted the new standard during the first quarter of 2017 in compliance with the effective date, which resulted in the recognition of a $0.5 long-term deferred tax asset with the offset recorded to accumulated deficit. Prior periods have been adjusted to conform to the current year presentation. With respect to forfeitures, the Company will continue to estimate the number of awards expected to be forfeited upon award issuance.

Undistributed earnings of certain of the Company’s foreign subsidiaries amounted to $101.0 at January 31, 2018. Those earnings are considered to be permanently reinvested, and no provision for U.S. federal and state income taxes has been made. Distribution of these earnings in the form of dividends or otherwise could result in U.S. federal taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable in various foreign countries. It is not currently practical to determine the amount of U.S. income and foreign withholding tax payable in the event all such foreign earnings are repatriated.

The Company’s effective tax rate can fluctuate as operations and the local country tax rates fluctuate due to the number of tax jurisdictions in which the Company operates.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which eliminates a current exception in U.S. GAAP to the recognition of the income tax effects of temporary differences that result from intra-entity transfers of non-inventory assets. The intra-entity exception is being eliminated under the ASU. The standard is required to be applied on a modified retrospective basis and will be effective beginning with the first quarter of 2018. Early adoption is permitted, and the Company adopted the new standard during the first quarter of 2017, which resulted in the elimination of a $7.7 long-term prepaid tax balance and the recognition of a $8.8 long term deferred tax asset with the offset recorded to the accumulated deficit.

The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting relating to the 2017 Tax Act under the Income Taxes Topic of the FASB ASC. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under the Income Taxes Topic of the FASB ASC is complete. To the extent that a company's accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply the Income Taxes Topic of the FASB ASC on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act. The ultimate impact of the 2017 Tax Act in the Company's financial statements is provisional with regard to certain foreign tax provisions and may differ from its estimates due to changes in the interpretations and assumptions made by the Company as well as additional regulatory guidance that may be issued.

On December 22, 2017, President Trump signed into law the legislation generally known as the Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018, a change in the treatment of foreign earnings going forward and a deemed repatriation transition tax. In accordance with ASC 740, “Income Taxes”, the impact of a change in tax law is recorded in the period of enactment. During the fourth quarter of 2017, the Company recorded a material, non-cash, change in its net deferred income tax balances of approximately $43.3 related to the federal and state tax rate changes. The Company estimates that its deemed repatriation liability will not be material.

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

10. EMPLOYEE RETIREMENT PLANS

The Company sponsors and contributes to a qualified, defined contribution savings and investment plan, covering substantially all U.S. employees. The KLX Inc. Retirement Plan was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions. Participants are vested in matching contributions immediately and the matching percentage is 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions. For all periods prior to the year ended January 31, 2017, KLX employees participated in a plan sponsored by our Former Parent. Total expense for the plan was $4.3, $3.4 and $3.6 for the years ended January 31, 2018, 2017 and 2016, respectively. The Company also sponsors and contributes to a supplemental executive retirement plan (“SERP”), which was established pursuant to Section 409A of the Internal Revenue Code, for certain employees. The SERP is an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. This plan allows certain employees to annually elect to defer a portion of their compensation, on a pre‑tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred. Compensation expense under this program was $2.3, $2.5 and $2.4 for the years ended January 31, 2018, 2017 and 2016, respectively. The Company and its subsidiaries participate in government‑sponsored programs in certain foreign countries. The Company funds these plans based on legal requirements, tax considerations, local practices and investment opportunities.

11. STOCKHOLDERS’ EQUITY

Earnings Per Share—Basic net earnings per common share is computed using the weighted average of common shares outstanding during the year. Diluted net earnings per common share reflects the potential dilution from assumed conversion of all dilutive securities such as stock options and unvested restricted stock using the treasury stock method. When the effects of the outstanding stock options, restricted stock awards or restricted stock units are anti‑dilutive, they are not included in the calculation of diluted earnings per common share. For the years ended January 31, 2018, 2017 and 2016 no shares were excluded from the determination of diluted earnings per common share.

The following table sets forth the computation of basic and diluted net earnings per share for the years ended January 31, 2018, 2017 and 2016:

	Year Ended January 31,
	2018	2017	2016
Numerator: net earnings (loss)	$53.4	$48.2	$(385.8)
Denominator:
Denominator for basic earnings per share—Weighted average shares (in millions)	50.5	51.8	52.2
Effect of dilutive securities—Dilutive securities (in millions)	0.8	0.4	—
Denominator for diluted earnings per share—Adjusted weighted average shares (in millions)	51.3	52.2	52.2
Basic net earnings (loss) per share	$1.06	$0.93	$(7.39)
Diluted net earnings (loss) per share	$1.04	$0.92	$(7.39)

Long‑Term Incentive Plan—The Company adopted a Long‑Term Incentive Plan (“LTIP”) similar to the Former Parent’s plan under which the Company’s Compensation Committee may grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards. All unvested shares of restricted stock granted by our Former Parent were transferred with the employees to KLX on the same terms and conditions on an exchange ratio of 1.8139 such that the impact was neutral to employees at the date of the Spin‑off.

During 2014, B/E Aerospace granted restricted stock under the Former Parent’s plan to certain members of the Company’s management which vests over four years. During the three years ended January 31, 2018, the Company granted restricted stock to certain members of the Company’s Board of Directors and management. Restricted stock grants vest over periods ranging from three to four years and are granted at the discretion of the Compensation Committee of the Company’s Board of Directors. Certain awards also vest upon attainment of performance goals. Compensation cost is recorded on a straight‑line basis over the vesting term of the shares based on the grant date value using the closing trading price. Share based compensation of $22.2, $15.6 and $11.4 was recorded during fiscal year 2017, 2016 and 2015, respectively relating to these restricted stock grants. Unrecognized compensation cost related to these grants was $37.5 at January 31, 2018.

The following table summarizes shares of restricted stock awards that were granted, vested, forfeited and outstanding:

	January 31, 2018			January 31, 2017
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Shares	Grant Date	Vesting Period	Shares	Grant Date	Vesting Period
	(in thousands)	Fair Value	(in years)	(in thousands)	Fair Value	(in years)
Outstanding, beginning of period	766.4	$38.57	2.44	827.2	$36.40	3.12
Shares granted	207.1	57.65		262.3	41.97
Shares vested	(290.1)	39.75		(246.5)	35.72
Shares forfeited	(72.2)	38.24		(76.6)	35.96
Outstanding, end of period	611.2	$44.52	1.98	766.4	$38.57	2.44

During the year ended January 31, 2018, the Company granted 113,387 units of time and performance based restricted stock. During the year ended January 31, 2018, 1,814 restricted stock units were forfeited. As of January 31, 2018, the weighted average remaining vesting period for the 452,051 outstanding restricted stock units was 1.73 years.

Our stock options vested over three years in three equal annual installments, subject to continued employment on each vesting date. Vested options were exercisable at any time until 10 years from the date of the option grant, subject to earlier expirations under certain terminations of service and other conditions. The stock options granted had an exercise price equal to the closing stock price of our common stock on the grant date.

At January 31, 2018 no unvested time-based stock options were outstanding under the KLX Inc. Long-Term Incentive Plan (the “Plan”) as all options were fully vested as of January 31, 2018. At January 31, 2017 we had 298,298 unvested time-based stock options outstanding. All of the time-based options vest ratably during the period of service.

The following table sets forth the summary of options activity under the Plan (dollars in thousands except per share data):

	January 31, 2018				January 31, 2017
			Weighted				Weighted
		Weighted	Average			Weighted	Average
		Average	Remaining	Aggregate		Average	Remaining	Aggregate
	Number	Exercise	Contractual Life	Intrinsic	Number	Exercise	Contractual Life	Intrinsic
	of Shares	Price	(in years)	Value (1)	of Shares	Price	(in years)	Value (1)
Outstanding, beginning of period	894,899	$39.08	7.96	$8,868.4	894,899	$39.08	8.96	$—
Granted	—	—			—	—
Exercised	(894,899)	39.08			—	—
Canceled	—	—			—	—
Outstanding, end of period	—	$—	—	$—	894,899	$39.08	7.96	$8,868.4

Exercisable, end of period	—	$—	—	$—	596,601	$39.08	7.96	$5,912.3

(1)

Aggregate intrinsic value is calculated based on the difference between our closing stock price at year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised all their options on the fiscal year end date.

For the year ended January 31, 2018 and 2017, we recorded $3.4 and $3.9, respectively, of stock-based compensation expense related to these options that is included within selling, general and administrative expenses. At January 31, 2018 and 2017, the unrecognized stock-based compensation related to these options was $0 and $7.7, respectively, and is expected to be recognized over a weighted-average period of 0 and 0.87 years, respectively.

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

The weighted average assumptions used to value the option grants were as follows:

January 31,
2015
Expected life (in years)	6.50
Volatility	30.0%
Risk free interest rate	1.5%
Dividend yield	-

The weighted average fair value per option at the grant date for options issued during the one month ended January 31, 2015 was $12.99.

12. EMPLOYEE STOCK PURCHASE PLAN

KLX has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of KLX’s common stock at a price equal to 85% of the closing price on the last business day of each semi‑annual stock purchase period. KLX issued approximately 40,000, 51,000 and 50,000 shares of common stock to employees of the Company during the years ended January 31, 2018, 2017 and 2016, respectively, at a weighted average price per share of $49.14, $31.09 and $30.62, respectively.

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

The following table presents revenues and other financial information by business segment:

	Year Ended January 31, 2018
	Aerospace Solutions Group	Energy Services Group	Consolidated
Revenues	$1,420.2	$320.6	$1,740.8
Operating earnings (loss)(1)	238.5	(22.2)	216.3
Total assets(2)	3,495.8	294.2	3,790.0
Goodwill	1,056.8	—	1,056.8
Capital expenditures(3)	27.7	57.2	84.9
Depreciation and amortization	31.8	34.3	66.1

	Year Ended January 31, 2017
	Aerospace Solutions Group	Energy Services Group	Consolidated
Revenues	$1,340.9	$153.2	$1,494.1
Operating earnings (loss)(1)	220.6	(91.2)	129.4
Total assets(2)	3,471.4	226.9	3,698.3
Goodwill	996.4	—	996.4
Capital expenditures(3)	11.0	24.5	35.5
Depreciation and amortization	30.4	36.5	66.9

	Year Ended January 31, 2016
	Aerospace Solutions Group	Energy Services Group	Consolidated
Revenues	$1,312.5	$254.9	$1,567.4
Operating earnings (loss)(1)	211.6	(748.4)	(536.8)
Total assets(2)	3,422.8	268.2	3,691.0
Goodwill	952.4	2.5	954.9
Capital expenditures(3)	30.4	100.1	130.5
Depreciation and amortization	28.1	46.9	75.0

(1)

Operating earnings (loss) includes an allocation of corporate IT costs, employee benefits and general and administrative costs. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures.

(2)

Corporate assets (including cash and cash equivalents) of $263.6, $378.2 and $559.5 at January 31, 2018, 2017 and 2016, respectively, have been allocated to the above segments based on each segment’s percentage of total assets.

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

The following table presents revenues and operating earnings (loss) based on the originating location for the years ended January 31, 2018, 2017 and 2016. Additionally, it presents all identifiable assets related to the operations in each geographic area as of January 31, 2018 and 2017:

	Year Ended January 31,
	2018	2017	2016
Revenues:
Domestic	$1,734.2	$1,423.8	$1,453.4
Foreign	6.6	70.3	114.0
	$1,740.8	$1,494.1	$1,567.4
Operating earnings (loss):
Domestic	$198.8	$109.3	$(561.0)
Foreign	17.5	20.1	24.2
	$216.3	$129.4	$(536.8)

	January 31, 2018	January 31, 2017
Identifiable assets:
Domestic	$3,260.7	$3,214.1
Foreign	529.3	484.2
	$3,790.0	$3,698.3

Revenues by geographic area, based on destination, for the years ended January 31, 2018, 2017 and 2016 were as follows:

	Year Ended January 31,
	2018		2017		2016
		% of		% of		% of
	Revenues	Revenues	Revenues	Revenues	Revenues	Revenues
United States	$1,090.4	62.6%	$865.6	57.9%	$955.3	61.0%
Europe	382.7	22.0%	387.9	26.0%	376.3	24.0%
Asia, Pacific Rim, Middle East and other	267.7	15.4%	240.6	16.1%	235.8	15.0%
Total revenues	$1,740.8	100.0%	$1,494.1	100.0%	$1,567.4	100.0%

Export revenues from the United States to customers in foreign countries amounted to $643.8, $511.1 and $457.9 in the years ended January 31, 2018, 2017 and 2016, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable‑trade and accounts payable represent their respective fair values due to their short‑term nature. There was no debt outstanding under the Revolving Credit Facility as of January 31, 2018 and 2017. The fair value of the Company’s 5.875% Notes, based on market prices for publicly‑traded debt (which the Company classifies as Level 2 inputs), was $1,251.0 and $1,260.7 as of January 31, 2018 and 2017, respectively.

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

The fair value information presented herein is based on pertinent information available to management at January 31, 2018 and 2017, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated and combined financial statements since those dates, and current estimates of fair value may differ significantly from the amounts presented herein.

15. SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for the years ended January 31, 2018 and 2017 are as follows:

	Year Ended January 31, 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$411.3	$430.6	$456.7	$442.2
Cost of sales	298.4	312.0	331.7	321.7
Net earnings	18.4	20.7	25.8	(11.5)
Basic net earnings per share(1)	0.36	0.41	0.52	(0.23)
Diluted net earnings per share(1)	0.36	0.40	0.51	(0.23)

(1)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

	Year Ended January 31, 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$352.8	$378.9	$389.0	$373.4
Cost of sales	269.3	286.4	289.0	281.4
Net earnings	2.5	8.0	19.8	17.9
Basic net earnings per share(1)	0.05	0.15	0.38	0.35
Diluted net earnings per share(1)	0.05	0.15	0.38	0.34

(1)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2018, 2017 AND 2016

(In millions)

	Balance At				Balance At
	Beginning			Write-Offs/	End
	Of Period	Expenses	Other	Disposals	Of Period
Deducted From Assets:
Allowance for doubtful accounts:
Year ended January 31, 2018	$13.5	$3.9	$0.3	$5.7	$12.0
Year ended January 31, 2017	11.3	4.0	—	1.8	13.5
Year ended January 31, 2016	8.0	4.1	—	0.8	11.3
Reserve for inventory:
Year ended January 31, 2018	$59.6	$17.2	$—	$4.4	$72.4
Year ended January 31, 2017	40.4	20.7	—	1.5	59.6
Year ended January 31, 2016	33.5	7.7	—	0.8	40.4
Deferred tax asset valuation allowance:
Year ended January 31, 2018	$17.8	$0.7	$6.3	$—	$24.8
Year ended January 31, 2017	21.9	—	(1.6)	(2.5)	17.8
Year ended January 31, 2016	24.8	—	5.3	(8.2)	21.9