Form 10-Q
period 2018-04-30
KLX Inc.
filed 2018-05-23
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended April 30, 2018

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

The registrant has one class of common stock, $0.01 par value, of which, 50,741,488 shares were outstanding as of May 18, 2018.

KLX INC.

Form 10-Q for the Quarter Ended April 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share Data)

	April 30,	January 31,
	2018	2018

ASSETS

Current assets:
Cash and cash equivalents	$298.4	$255.3
Accounts receivable–trade, less allowance for doubtful accounts ($11.9 at April 30, 2018 and $12.0 at January 31, 2018)	355.8	316.1
Inventories, net	1,408.3	1,407.9
Other current assets	46.9	51.7
Total current assets	2,109.4	2,031.0

Property and equipment, net of accumulated depreciation ($199.9 at April 30, 2018 and $191.1 at January 31, 2018)	298.6	286.4
Goodwill	1,047.6	1,056.8
Identifiable intangible assets, net	302.3	308.6
Deferred income taxes	65.3	74.5
Other assets	33.9	32.7
	$3,857.1	$3,790.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$212.3	$180.8
Accrued liabilities	118.1	106.7
Total current liabilities	330.4	287.5

Long-term debt	1,185.2	1,184.6
Deferred income taxes	5.8	5.9
Other non-current liabilities	42.1	42.1

Commitments, contingencies and off-balance sheet arrangements (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 250.0 million shares authorized; 54.6 million shares issued as of April 30, 2018 and January 31, 2018	0.5	0.5
Additional paid-in capital	2,763.7	2,756.5
Treasury stock: 3.8 million shares as of April 30, 2018 and January 31, 2018	(182.9)	(182.7)
Accumulated deficit	(250.4)	(280.0)
Accumulated other comprehensive loss	(37.3)	(24.4)
Total stockholders’ equity	2,293.6	2,269.9
	$3,857.1	$3,790.0

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In Millions, Except Per Share Data)

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2018	2017
Product revenues	$388.1	$347.5
Service revenues	111.0	63.8
Total revenues	499.1	411.3
Cost of sales - products	277.7	242.5
Cost of sales - services	82.0	55.9
Total cost of sales	359.7	298.4
Selling, general and administrative	78.2	64.3
Operating earnings	61.2	48.6
Interest expense	18.9	19.0
Earnings before income taxes	42.3	29.6
Income tax expense	10.6	11.2
Net earnings	$31.7	$18.4

Other comprehensive (loss) income:
Foreign currency translation adjustment	(12.9)	4.8
Comprehensive income	$18.8	$23.2
Net earnings per share - basic	$0.63	$0.36
Net earnings per share - diluted	$0.62	$0.36

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$31.7	$18.4
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization	19.3	16.5
Deferred income taxes	9.4	9.7
Non-cash compensation	5.2	5.9
Amortization of deferred financing fees	1.1	1.1
Provision for inventory reserve	3.9	4.7
Change in allowance for doubtful accounts and sales returns	(0.4)	(2.2)
Loss on disposal of property and equipment	0.3	0.4
Changes in operating assets and liabilities:
Accounts receivable	(39.3)	(43.0)
Inventories	(4.3)	(15.9)
Other current and non-current assets	2.5	(8.3)
Accounts payable	32.1	16.1
Other current and non-current liabilities	11.9	16.6
Net cash flows provided by operating activities	73.4	20.0

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27.0)	(14.5)
Net cash flows used in investing activities	(27.0)	(14.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock and other	(0.2)	(14.5)
Net cash flows used in financing activities	(0.2)	(14.5)

Effect of foreign exchange rate changes on cash and cash equivalents	(3.1)	0.8

Net increase (decrease) in cash and cash equivalents	43.1	(8.2)
Cash and cash equivalents, beginning of period	255.3	277.3
Cash and cash equivalents, end of period	$298.4	$269.1

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$2.4	$1.2
Interest	0.5	0.5
Supplemental schedule of non-cash activities:
Accrued property additions	$6.6	$4.3

See accompanying notes to condensed consolidated financial statements.

KLX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - In Millions, Except Per Share Data)

Note 1.Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the KLX Inc. (the “Company” or “KLX”) Annual Report on Form 10-K (the “2017 Form 10-K”) for the fiscal year ended January 31, 2018 (“Fiscal 2017”).

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB deferred the effective date for implementation of ASU 2014-09 by one year and during 2016, the FASB issued various related accounting standard updates, which clarified revenue accounting principles and provided supplemental adoption guidance. The guidance under ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that year. The Company adopted the new standard and its related amendments (collectively known as ASC Topic 606) in the first quarter of 2018 using the modified retrospective method of adoption, which resulted in no changes to the opening consolidated balance sheet as of February 1, 2018. Prior period consolidated statements of earnings and comprehensive income remain unchanged. The additional disclosures required by ASC Topic 606 have been included below and in Note 11.

Except for the changes below, no material changes have been made to the Company's significant accounting policies disclosed in Note 1, Description of Business and Summary of Significant Accounting Policies, in its 2017 Form 10-K.

Revenue from Contracts with Customers

Revenue Recognition— Under ASC Topic 606, the Company recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company recognizes revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery in accordance with the terms of the sales contract. Management provides allowances for credits and returns, based on historic experience, and adjusts such allowances as considered necessary.

In connection with the sales of its products, the Company also provides certain logistics services which include inventory management and replenishment, supply chain solutions such as third-party logistics programs, packaging and bar coding, parts kitting, quality assurance testing and inspection, purchasing assistance programs and electronic data interchange capability. The price of such services is generally included in the price of the products delivered to the customer, and revenues are recognized upon delivery of the product, at which point, the customer has obtained control of the Company’s product. The Company does not account for these service activities separate from the related part sales as the services are inputs required to fulfill part orders received from customers.

Service revenues from oilfield services (product/service lines (“PSLs”)) are recorded over time throughout and for the duration of the service or rental period. Contracts in the Company’s Energy Services Group (“ESG”) segment are pursuant to a master services agreement (“MSA”) combined with a completed field ticket or a work order, which sets forth the details of the specific transaction including pricing.

Backlog is not a relevant measure for the Company’s Aerospace Solutions Group (“ASG”) segment, given the long-term nature of its contracts with its customers. Few, if any, include minimum purchase requirements, annually or over the term of the agreement. The Company’s ESG segment operates under MSAs with its oil and gas customers, which set forth the terms and conditions for the provision of services and the rental of equipment. Rental tools and service contracts are typically based on a day rate with rates based on the type of equipment and competitive conditions. As a result, the Company do not record backlog.

Note 3.Business Combinations

The Company acquired two new product lines immediately prior to the end of the fourth quarter of Fiscal 2017. The first purchase includes high performance fasteners and precision components and assemblies dedicated to aircraft engine manufacturing. The second group of products will enable the Company to offer its customers technical products, systems and expertise in motion and control applications, including hydraulics, pneumatics, fluid connectors, filtration, electrical control systems, seals, compressors and engineered systems for both OEM and aftermarket applications. The Company acquired the two product lines for an aggregate purchase price of $64.8, which were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”) and primarily consist of inventory, accounts receivable, goodwill and intangibles and accounts payable and other current liabilities. The acquisitions did not have a material impact on the condensed consolidated financial statements. The valuation of the acquired assets related to the product line acquisitions are not yet complete and, as such, the Company has not yet finalized its allocation of the purchase price for the acquisitions.

Note 4.Inventories

Inventories, made up of finished goods, consist primarily of aerospace fasteners and consumables. The Company values inventories at the lower of cost and net realizable value, using first‑in, first‑out or weighted average cost method. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with its customers and the age of the inventory, among other factors. Demand for the Company’s products can fluctuate from period to period depending on customer activity. In accordance with industry practice, inventories include amounts relating to long-term contracts with long production cycles, some of which are not expected to be realized within one year. In addition, the Company supports a substantial portion of the global fleet of aircraft in service, and in its capacity as a stocking distributor will acquire and hold inventories for aircraft maintenance at periodic intervals as mandated by the Federal Aviation Administration (“FAA”) or similar regulatory agencies. Based on historical experience, the support of the aftermarket activities with products such as those which the Company sells will necessitate holding inventory in excess of the amount required to support new build production activity contracts.  Obsolescence has historically been immaterial for the Company due to the long life of an aircraft and nature of the products sold by the Company. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The annual provision for inventory with limited shelf life has historically been immaterial. Inventory reserves were approximately $75.0 and $72.4 as of April 30, 2018 and January 31, 2018, respectively.

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				April 30, 2018			January 31, 2018
	Useful Life			Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	10	-	30	$412.1	$132.9	$279.2	$413.6	$128.8	$284.8
Covenants not to compete	5			2.2	0.8	1.4	2.2	0.7	1.5
Developed technologies	15			3.3	0.5	2.8	3.3	0.5	2.8
Trade names	Indefinite			18.9	-	18.9	19.5	-	19.5
				$436.5	$134.2	$302.3	$438.6	$130.0	$308.6

Amortization expense associated with identifiable intangible assets was $5.0 and $4.8 for the three months ended April 30, 2018 and 2017, respectively. The Company currently expects to recognize amortization expense related to intangible assets of approximately $20.0 in each of the next five fiscal years (primarily related to our ASG business). The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.  Goodwill decreased by $9.2 as compared to January 31, 2018 primarily as a result of foreign currency translation adjustments.

Note 6.Accrued Liabilities

Accrued liabilities consisted of the following:

	April 30,	January 31,
	2018	2018
Accrued salaries, vacation and related benefits	$36.8	$37.2
Accrued commissions	6.4	10.9
Income taxes payable	10.4	10.7
Accrued interest	29.4	11.7
Other accrued liabilities	35.1	36.2
	$118.1	$106.7

Note 7.Long-Term Debt

As of April 30, 2018, long-term debt consisted of $1,200.0 aggregate principal amount of the Company’s 5.875% senior unsecured notes due 2022 (the “5.875% Notes”). On a net basis, after taking into consideration the debt issue costs for the 5.875% Notes total debt was $1,185.2.  As of April 30, 2018, the Company also had a $750.0 undrawn secured revolving credit facility pursuant to a credit agreement dated as of December 16, 2014 and amended and restated on May 19, 2015 (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus the applicable margin (as defined).  No amounts were outstanding under the Revolving Credit Facility as of April 30, 2018 or January 31, 2018.

The Revolving Credit Facility is tied to a borrowing base formula and has no maintenance financial covenants.  This Revolving Credit Facility matures in May 2020. The credit agreement is collateralized by the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of its stock, and conditions precedent for borrowings, all of which were met as of April 30, 2018.

Letters of credit issued under the Revolving Credit Facility aggregated $5.9 and $5.8 at April 30, 2018 and January 31, 2018, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the Revolving Credit Facility as of April 30, 2018. The fair value of the Company’s 5.875% Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,252.6 and $1,251.0 as of April 30, 2018 and January 31, 2018, respectively.

Note 9.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At April 30, 2018, future minimum lease payments under these arrangements approximated $188.4, the majority of which related to long-term real estate leases.

Future payments under operating leases with terms greater than one year as of April 30, 2018 are as follows:

Year Ending January 31,
2019	$24.9
2020	31.9
2021	26.1
2022	21.1
2023	15.4
Thereafter	69.0
Total	$188.4

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

Compensation cost recognized during the three months ended April 30, 2018 and 2017 related to KLX restricted stock and stock options was $4.9 and $5.7, respectively. Unrecognized compensation expense related to these grants was $33.3 at April 30, 2018.

KLX has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of KLX’s common stock at a price equal to 85% of the closing price on the last business day of each semi‑annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of KLX’s shares on the date of purchase and the purchase price of the shares. Compensation cost was $0.1 and $0.1 for the three months ended April 30, 2018 and 2017, respectively.

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

The following table presents revenues and operating earnings (losses) by reportable segment:

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
Revenues	2018	2017
Aerospace Solutions Group	$388.1	$347.5
Energy Services Group	111.0	63.8
Total revenues	499.1	411.3
Operating earnings (loss) (1)
Aerospace Solutions Group	54.7	58.7
Energy Services Group	6.5	(10.1)
Total operating earnings	61.2	48.6
Interest expense	18.9	19.0
Earnings before income taxes	$42.3	$29.6

(1)

Operating earnings (loss) include an allocation of employee benefits and general and administrative costs primarily based on the proportion of each segment’s number of employees for the three months ended April 30, 2018 and 2017.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2018	2017
Aerospace Solutions Group	$10.3	$2.7
Energy Services Group	16.7	11.8
	$27.0	$14.5

Corporate capital expenditures have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

Goodwill was $1,047.6 and $1,056.8 as of April 30, 2018 and January 31, 2018, respectively, and is all related to ASG.

The following table presents total assets by reportable segment:

	April 30,	January 31,
	2018	2018
Aerospace Solutions Group	$3,532.8	$3,495.8
Energy Services Group	324.3	294.2
	$3,857.1	$3,790.0

Corporate assets (primarily cash and cash equivalents) of $292.9 and $263.6 at April 30, 2018 and January 31, 2018, respectively, have been allocated to the above segments based on each segment’s percentage of total assets.

The Company operates principally in three geographic areas, the United States, Europe (primarily Germany) and emerging markets, such as Asia, the Pacific Rim and the Middle East. The following table presents revenues by reportable segment based on the originating location for the quarter ended April 30, 2018.

	Aerospace Solutions Group	Energy Services Group
Revenues:
Domestic	$386.1	$111.0
Foreign	2.0	—
	$388.1	$111.0

Segment revenues by geographic area, based on destination, for the quarter ended April 30, 2018 were as follows:

	Aerospace Solutions Group		Energy Services Group
		% of		% of
	Revenues	Revenues	Revenues	Revenues
United States	$217.6	56.1%	$111.0	100.0%
Europe	98.8	25.4%	—	—%
Asia, Pacific Rim, Middle East and other	71.7	18.5%	—	—%
Total revenues	$388.1	100.0%	$111.0	100.0%

Note 12.Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the KLX LTIP and restricted shares based on an average share price during the period. For the three months ended April 30, 2018 and 2017, no shares of the Company’s common stock were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three months ended April 30, 2018 and 2017 are as follows:

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2018	2017
Net earnings	$31.7	$18.4
(Shares in millions)
Basic weighted average common shares	50.1	51.1
Effect of dilutive securities - dilutive securities	0.8	0.7
Diluted weighted average common shares	50.9	51.8

Basic net earnings per common share	$0.63	$0.36
Diluted net earnings per common share	$0.62	$0.36

Note 13.Income Taxes

In accordance with FASB ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of April 30, 2018 and 2017, the Company had $9.6 and $8.5, respectively, of uncertain tax positions, including accrued interest of $1.4 and $1.2 at April 30, 2018 and 2017, respectively, all of which would affect the Company’s effective tax rate if recognized.

Pursuant to the terms of the Tax Sharing Agreement with our former parent, B/E Aerospace, the Company may be liable for income tax in certain foreign jurisdictions arising from the examination of tax years during which the Company was part of the B/E Group.  The statute of limitations in these foreign jurisdictions is open for tax years 2007-2014.

The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting relating to the 2017 Tax Act under the Income Taxes Topic of the FASB ASC. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under the Income Taxes Topic of the FASB ASC is complete. To the extent that a company's accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply the Income Taxes Topic of the FASB ASC on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act. The ultimate impact of the 2017 Tax Act in the Company's financial statements is provisional with regard to certain foreign tax provisions and may differ from its estimates due to changes in the interpretations and assumptions made by the Company as well as additional regulatory guidance that may be issued.  No changes were made to the estimate as of April 30, 2018.

Note 14.Subsequent Events

On April 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Boeing Company, a Delaware corporation (“Boeing”), and Kelly Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Boeing (“Merger Sub”), pursuant to which Boeing has agreed to acquire ASG. In addition, the Company announced its intention to spin-off its ESG business (“KLX Energy Services”) to its stockholders.  Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing, Merger Sub will merge with and into the Company, with the Company surviving as a direct or indirect wholly-owned subsidiary of Boeing (the “Merger”).

At the effective time of the Merger (the “Effective Time”), each share of KLX common stock that is issued and outstanding immediately prior to the Effective Time (other than shares of KLX common stock (i) held by KLX as treasury stock, (ii) held, directly or indirectly, by Boeing or Merger Sub immediately prior to the Effective Time or (iii) that are outstanding immediately prior to the Effective Time and that are held by any person who is entitled to demand, and properly demands, appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $63.00 per share in cash, without interest. As a result, the shareholders will have received the $63.00 per share as well as the shares in the spin-off business, KLX Energy Services.

The respective boards of directors of KLX and Boeing have unanimously approved the Merger Agreement, and the board of directors of KLX has agreed to recommend that KLX’s stockholders adopt the Merger Agreement.  KLX has agreed, subject to certain exceptions, not to directly or indirectly solicit competing alternative proposals and to terminate all existing discussions, negotiations and communications with respect to any alternative proposal.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among other things: (i) adoption of the Merger Agreement and approval of the Merger Agreement by KLX’s stockholders; (ii) unless KLX has timely elected to sell ESG to a third party, the Exchange Act registration statement with respect to the KLX Energy Services shares to be issued in connection with the spin-off having been declared effective by the SEC and such shares having been approved for listing on Nasdaq and the period of time specified by applicable law for the mailing of an information statement in connection with the spin-off having expired (assuming the information statement in connection with the spin-off is mailed immediately after the Exchange Act registration statement is declared effective by the SEC, whether or not the information statement in connection with the spin-off has in fact been mailed), (iii) consummation of the ESG sale or spin-off, as applicable, and (iv) applicable regulatory approvals.

KLX and Boeing have made customary representations and warranties in the Merger Agreement.  The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to (a) the conduct of KLX’s business between the date of the signing of the Merger Agreement and the consummation of the Merger and (b) the efforts of the parties to cause the Merger to be completed.

The Merger Agreement provides that Boeing may be required to pay KLX a termination fee equal to $175.0 and that KLX may be required to pay Boeing a termination fee equal to up to $175.0 if the Merger Agreement is terminated by KLX or Boeing under certain circumstances described in the Merger Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars In Millions, Except Per Share Data)

The following discussion and analysis addresses the results of our operations for the three months ended April 30, 2018 as compared to our results of operations for the three months ended April 30, 2017. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

On May 1, 2018, we announced that we entered an agreement with Boeing pursuant to which Boeing has agreed to acquire ASG, which is summarized in Note 14 to our condensed consolidated financial statements, and that we intend to spin-off our ESG business to our shareholders.  If the Merger is consummated, ASG will become a wholly-owned subsidiary of Boeing.

We believe, based on our experience in the industry, that we are a leading distributor and value‑added service provider of aerospace fasteners and consumables, and that we offer one of the broadest ranges of aerospace hardware, consumables and inventory management services worldwide. Founded in 1974 as M&M Aerospace Hardware, our Aerospace Solutions Group (“ASG”), formerly the consumables management segment of B/E Aerospace, has evolved into an industry leader through multiple acquisitions and strong organic growth. As of January 31, 2018, ASG’s global presence consisted of approximately 1.7 million square feet in 25 principal facilities with over 2,000 employees worldwide. We have substantially expanded the size, scope and nature of our business as a result of a number of acquisitions. B/E Aerospace acquired M&M in 2001. Between 2002 and 2017, we completed nine acquisitions. We believe our organic growth together with these acquisitions enabled us to position ourselves as a preferred global supplier to our customers. We believe we have become an industry leader providing aerospace fasteners, consumable products and supply chain management services. Through our global facilities network and advanced information technology systems, we believe we offer unparalleled service to commercial airlines, business jet and commercial aerospace and defense original equipment manufacturers (“OEMs”), maintenance, repair and overhaul (“MRO”) operators, and fixed base operators (“FBOs”). We have a large and diverse global customer base, including commercial aerospace manufacturers, commercial airlines, business jet and defense OEMs, OEM subcontractors and major MRO operators across five continents, and we provide access to over one million stock keeping units (“SKUs”). We serve as a distributor for every major aerospace fastener manufacturer. In order to support our vast range of custom products and services, we have invested over $100 in proprietary IT systems to create a superior technology platform. Our systems support both internal distribution processes and part attributes, along with customer services, including just-in-time (“JIT”) deliveries and kitting solutions. Immediately prior to the end of January 2018, we acquired two new product lines. The first purchase includes high performance fasteners and precision components and assemblies dedicated to aircraft engine manufacturing. The second product line will enable us to offer our customers technical products, systems and expertise in motion and control applications, including hydraulics, pneumatics, fluid connectors, filtration, electrical control systems, seals, compressors and engineered systems for both OEM and aftermarket applications. In addition, through the acquisition of Herndon Aerospace & Defense LLC (“Herndon”) in May 2016, we expanded our capability to provide comprehensive supply chain management solutions to a broader portfolio of aftermarket customers. Herndon has established itself within the Department of Defense and its procurement arm, the Defense Logistics Agency, as a proven supplier of a broad range of consumables resulting in a number of long-term contracts with major military installations. We believe Herndon’s unique land-based military depot aftermarket product distribution platform will serve as an excellent new growth platform for ASG. The aforementioned operating business is operated within our ASG segment.

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

In 2013, we initiated an expansion into the energy services sector. During 2013 and 2014, we acquired seven companies engaged in the business of providing technical services and associated equipment to oil and gas exploration and production companies. As a result, we now provide a broad range of solutions and equipment, which bring value‑added resources to a new customer base, often in remote locations. Our customers include independent and major oil and gas companies that are engaged in the exploration and production of oil and gas in North America, including in the Northeast region (the Marcellus and Utica Shales as well as the Mid-Continent Stack and SCOOP and Haynesville), Rocky Mountains region (the Williston, DJ, Uinta and Piceance Basins) and the Southwest region (including the Permian Basin and Eagle Ford). This business is operated within our Energy Services Group (“ESG”) segment.

Revenues by reportable segment for the three months ended April 30, 2018 and 2017, respectively, were as follows:

	THREE MONTHS ENDED
	April 30, 2018		April 30, 2017
	Revenues	%	Revenues	%
Aerospace Solutions Group	$388.1	77.8%	$347.5	84.5%
Energy Services Group	111.0	22.2%	63.8	15.5%
Total revenues	$499.1	100.0%	$411.3	100.0%

Revenues by geographic area (based on destination) for the three months ended April 30, 2018 and 2017, respectively, were as follows:

	THREE MONTHS ENDED
	April 30, 2018		April 30, 2017
	Revenues	%	Revenues	%
United States	$328.6	65.8%	$250.5	60.9%
Europe	98.8	19.8%	97.2	23.6%
Asia, Pacific Rim, Middle East and other	71.7	14.4%	63.6	15.5%
Total revenues	$499.1	100.0%	$411.3	100.0%

Revenues from our domestic and foreign operations for the three months ended April 30, 2018 and 2017, respectively, were as follows:

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2018	2017
Domestic	$497.1	$409.8
Foreign	2.0	1.5
Total revenues	$499.1	$411.3

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

On April 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Boeing Company, a Delaware corporation (“Boeing”), and Kelly Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Boeing (“Merger Sub”), pursuant to which Boeing has agreed to acquire ASG and announced its intention to spin-off its ESG business (such business, after the completion of the spin-off, “KLX Energy Services”) to its stockholders.  Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing, Merger Sub will merge with and into the Company, with the Company surviving as a direct or indirect wholly-owned subsidiary of Boeing (the “Merger”).

At the effective time of the Merger (the “Effective Time”), each share of KLX common stock that is issued and outstanding immediately prior to the Effective Time (other than shares of KLX common stock (i) held by KLX as treasury stock, (ii) held, directly or indirectly, by Boeing or Merger Sub immediately prior to the Effective Time or (iii) that are outstanding immediately prior to the Effective Time and that are held by any person who is entitled to demand, and properly demands, appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $63.00 per share in cash, without interest. As a result, the shareholders will have received the $63.00 per share as well as the shares in the spin-off business, KLX Energy Services.

The respective boards of directors of KLX and Boeing have unanimously approved the Merger Agreement, and the board of directors of KLX has agreed to recommend that KLX’s stockholders adopt the Merger Agreement.  KLX has agreed, subject to certain exceptions, not to directly or indirectly solicit competing alternative proposals and to terminate all existing discussions, negotiations and communications with respect to any alternative proposal.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among other things: (i) adoption of the Merger Agreement and approval of the Merger Agreement by KLX’s stockholders; (ii) unless KLX has timely elected to sell ESG to a third party, the Exchange Act registration statement with respect to the KLX Energy Services shares to be issued in connection with the spin-off having been declared effective by the SEC and such shares having been approved for listing on Nasdaq and the period of time specified by applicable law for the mailing of an information statement in connection with the spin-off having expired (assuming the information statement in connection with the spin-off is mailed immediately after the Exchange Act registration statement is declared effective by the SEC, whether or not the information statement in connection with the spin-off has in fact been mailed), (iii) consummation of the ESG sale or spin-off, as applicable, and (iv) applicable regulatory approvals.

KLX and Boeing have made customary representations and warranties in the Merger Agreement.  The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to (a) the conduct of KLX’s business between the date of the signing of the Merger Agreement and the consummation of the Merger and (b) the efforts of the parties to cause the Merger to be completed.

The Merger Agreement provides that Boeing may be required to pay KLX a termination fee equal to $175.0 and that KLX may be required to pay Boeing a termination fee equal to up to $175.0 if the Merger Agreement is terminated by KLX or Boeing under certain circumstances described in the Merger Agreement.

Current ESG Industry Conditions

Our business depends to a significant extent on the level of unconventional resource development activity and corresponding capital spending by oil and gas exploration and production companies onshore in North America. These activity and spending levels are strongly influenced by current and expected oil and natural gas prices. Oil and natural gas prices declined significantly between the third quarter of 2014 and the first quarter of 2016. However, oil and natural gas prices have since gradually increased. This price recovery has stimulated an increase in onshore North American completions activity, and if the current price environment holds or continues to improve, we expect a further increase in demand for our services.

The increase in high-intensity, high-efficiency completions of oil and gas wells further enhances the demand for our services. We compete with a limited number of service companies for the most complex and technically demanding wells in which we specialize, which are characterized by extended laterals, increased stage spacing and cluster spacing and high proppant loads. These well characteristics lead to increased operating leverage and returns for us, as we are able to complete more jobs and stages with the same number of units and crews. Service providers for these projects are selected based on their technical expertise and ability to execute safely and efficiently and, to a lesser extent, on price.

Within our industry, the technological advancements over the past approximately 30 years that allow for enhanced recovery from shale formations underlying much of the major onshore oil and gas reservoirs in the United States have dramatically expanded the market for services to support the drilling, completion and production of onshore oil and gas wells.  This has led to rapid growth in the market for the services we provide, culminating in record financial results for many oilfield service providers in 2014.  However, the global production of oil and gas that year led to an imbalance of supply and demand that caused a rapid decline in commodity prices starting in late 2014 and continuing throughout 2015 and into 2016.  In response to the dramatic downturn in the global markets for oil and gas and associated oilfield services that prevailed through all of 2015 and 2016, the oilfield services industry experienced a deep retrenchment where both capacity of services across the industry was cut and the pricing of services became deeply depressed.  In response to these industry conditions, we implemented a business alignment and cost reduction initiative in 2015 to optimize both the size of our operations and the alignment of our assets and personnel.  In addition, we integrated the business’ reporting, control asset management, operations, sales and marketing and branding. As a result, we have created an integrated service provider of national scale, providing highly differentiated services, supported by an active research and development (“R&D”) effort integrated with our field personnel to provide real-time solutions to evolving customer requirements, positioning KLX Energy Services as the pre-eminent provider of the services we offer in each of the geographic regions we serve as the industry recovered.

We began to see a stabilization in demand in late 2016, and with oil prices rising through the $40’s per barrel and into the $60’s in 2017, we have begun to benefit from our customers’ renewed commitment to their capital budgets.  During the year ended January 31, 2018, we experienced a 109.3% increase in revenues as compared with the prior year, and operating earnings turned positive during the fourth quarter of 2017. This turnaround in operating results continued in the first quarter of Fiscal 2018, as demonstrated by a 74.0% increase in revenues to $111.0, and a $16.6 increase in operating earnings to $6.5, inclusive of allocated costs associated with our strategic alternatives review and costs associated with the proposed spin-off of our ESG business.  Exclusive of these costs of approximately $3.8 in the first quarter of Fiscal 2018, our operating earnings would have been $10.3, or 9.3% of revenues. We believe our Fiscal 2017 and first quarter 2018 performance reflects our business realignment and cost reduction initiatives as well as the improvement in industry conditions.  We are continuing to carefully manage our costs, while continuing to invest in differentiating technologies, personnel and innovative product and service lines, as we build an industry leading platform in the services niche in which we operate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2018

COMPARED TO THREE MONTHS ENDED APRIL 30, 2017

($ in Millions, Except Per Share Data)

	REVENUES
	THREE MONTHS ENDED
	April 30,	April 30,	Percent
	2018	2017	Change
Aerospace Solutions Group	$388.1	$347.5	11.7%
Energy Services Group	111.0	63.8	74.0%
Total revenues	$499.1	$411.3	21.3%

First quarter 2018 revenues increased 21.3% to $499.1 as compared with the same period of the prior year. Our consolidated revenue growth was driven by an 11.7% increase in ASG revenues and a 74.0% increase in ESG revenues.

First quarter 2018 cost of sales was $359.7, or 72.1% of sales, as compared to the prior year period of $298.4, or 72.6% of sales. The 50 basis point year-over-year improvement in cost of sales as a percentage of revenues is primarily due to substantially improved results at our ESG business due to the improved market conditions, and operating leverage, offset by a 180 basis point increase at ASG primarily due to acquisition integration costs and $2.6 of costs incurred during the first quarter of 2018 due to the transition to ASG’s new global distribution and operations center as compared to none in the prior year.

Selling, general and administrative (“SG&A”) expenses during the first quarter of 2018 were $78.2, or 15.7% of revenues, as compared with $64.3, or 15.6% of revenues, in the prior year period. SG&A as a percentage of revenues increased by 10 basis points as compared with the prior year period primarily due to $11.7 of costs incurred during the first quarter of 2018 due to the strategic alternatives review and the transition to ASG’s new global distribution and operations center.

Operating earnings and operating margin of $61.2 and 12.3% increased by approximately 25.9% and approximately 50 basis points, respectively, reflecting continued strong year-over-year improvement at ESG including $3.8 of costs related to the strategic alternatives review offset by a decline in operating margin at ASG. ASG operating earnings of $54.7 decreased 6.8% as compared to the prior year period primarily due to $10.5 of costs related to the strategic alternatives review and the transition to ASG’s new global distribution and operations center in the current year period.

Interest expense for the three months ended April 30, 2018 of $18.9 was flat as compared to the prior year period.

Income tax expense for the three months ended April 30, 2018 was $10.6, or 25.1% of earnings before income taxes, as compared with $11.2, or 37.8%, in the prior year period. The decrease in the effective tax rate was due to the recently implemented reduction to the corporate tax rate due to the recently enacted tax legislation.

Net earnings and net earnings per diluted share for the three months ended April 30, 2018 were $31.7 and $0.62, respectively, as compared to $18.4 and $0.36, respectively, in 2017. The changes in net earnings are due to the various factors discussed above.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	THREE MONTHS ENDED
	April 30,	April 30,	Percent
	2018	2017	Change
Aerospace Solutions Group	$54.7	$58.7	(6.8)%
Energy Services Group	6.5	(10.1)	164.4%
Total operating earnings	$61.2	$48.6	25.9%

For the three months ended April 30, 2018, our ASG segment generated revenues of $388.1, an increase of approximately 11.7% compared to the same period in the prior year, driven by approximately 5.9% organic revenue growth. On a channel basis, aftermarket organic revenue growth of 6.6% was particularly strong, driven by a substantial increase in aircraft maintenance activity among MROs, repair shops and airlines in the Americas, Asia and Europe. Revenues from our OEM channel increased 5.4% on an organic basis driven by an increase in activity from commercial aerospace manufacturing customers and initial revenues from the ramp-up of new programs. ASG operating earnings of $54.7 decreased 6.8% as compared to the prior year period primarily due to $10.5 of costs related to the strategic alternatives review and the transition to ASG’s new global distribution and operations center in the current year period.

For the three months ended April 30, 2018, as compared to the same period of the prior year, ESG revenues of $111.0 reflected organic revenue growth of by 74.0%, and operating earnings increased $16.6 from a loss of $10.1 during the first quarter of last year to positive earnings of $6.5. Revenue growth and improvement in operating earnings were primarily due to improved market conditions, benefits from our integration initiatives and continued investment in differentiating technologies, personnel and innovative product and service lines.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At April 30, 2018, we had $298.4 of cash and cash equivalents. Cash on hand at April 30, 2018 increased by $43.1 as compared with cash on hand at January 31, 2018 primarily as a result of cash flows from operating activities of $73.4 partially offset by capital expenditures of $27.0. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity consist of cash on hand, cash flow from operations and availability under our undrawn $750.0 Revolving Credit Facility. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

Working Capital

Working capital as of April 30, 2018 was $1,779.0, an increase of $35.5 as compared with working capital at January 31, 2018. As of April 30, 2018, total current assets increased by $78.4 and total current liabilities increased by $42.9 as compared with the prior fiscal year end amounts. Total current assets increased primarily as a result of increases in cash and accounts receivable of $43.1 and $39.7, respectively. The increase in total current liabilities was primarily due to a $31.5 increase in accounts payable.

Cash Flows

As of April 30, 2018, our cash and cash equivalents were $298.4 as compared to $255.3 at January 31, 2018. Cash generated from operating activities was $73.4 for the three months ended April 30, 2018 as compared to $20.0 for the three months ended April 30, 2017, reflecting a $13.3 increase in net earnings, a $4.3 increase in inventories ($15.9 increase in the prior year), a $2.5 decrease in other assets ($8.3 increase in the prior year) and a $44.0 increase in accounts payable and accrued liabilities in the current period ($32.7 increase in the prior year). Cash used in investing activities was $27.0 for the three months ended April 30, 2018 as compared to $14.5 in the same period of the prior year primarily due to investments related to the Company’s new ASG global headquarters in the current year period and discrete investments in ESG capital equipment. Cash used in financing activities was $0.2 for the three months ended April 30, 2018 as compared to $14.5 in the prior year related to repurchases of our common stock.

Capital Spending

Our capital expenditures were $27.0 and $14.5 during the three months ended April 30, 2018 and 2017, respectively. We expect capital expenditures to be approximately $100.0 during 2018 reflecting significant investment related to the Company’s new ASG global headquarters and discrete investments within the ESG business. We expect to fund future capital expenditures from cash on hand, cash flows from operations and from funds available from our secured $750.0 Revolving Credit Facility, none of which was drawn at April 30, 2018.

Outstanding Debt and Other Financing Arrangements

Long-term debt at April 30, 2018 totaled $1,200.0 and consisted of our 5.875% senior unsecured notes (the “5.875% Notes”). On a net basis, after taking into consideration cash on hand and the debt issue costs for the 5.875% Notes, total debt was $886.8.

We also have a $750.0 Secured Revolving Credit Facility tied to a borrowing base formula, which bears interest at the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined). No amounts were outstanding under this credit facility as of April 30, 2018. We believe that our cash flows, together with cash on hand and funds available under the credit facility will provide us with the ability to fund our operations, make planned capital expenditures payments and meet our debt service obligations for at least the next twelve months.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of April 30, 2018. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$0.6	$1.0	$1.0	$1.1	$1,200.3	$28.5	$1,232.5
Operating leases	24.9	31.9	26.1	21.1	15.4	69.0	188.4
Future interest payments on outstanding debt (2)	72.1	72.6	71.2	70.6	70.6	0.2	357.3
Total	$97.6	$105.5	$98.3	$92.8	$1,286.3	$97.7	$1,778.2

Commercial Commitments
Letters of credit	$5.9	—	—	—	—	—	$5.9

(1)

Our liability for unrecognized tax benefits of $9.6, including related interest and penalties at April 30, 2018, has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect any such change to have a material impact on our condensed consolidated financial statements.

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

On May 1, 2018, we announced that we entered an agreement with Boeing pursuant to which Boeing has agreed to acquire ASG, which is summarized in Note 14 to our condensed consolidated financial statements, and that we intend to spin-off our ESG business to our shareholders.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements totaled approximately $188.4 at April 30, 2018.

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

Backlog

We believe that backlog is not a relevant measure for our ASG segment, given the long-term nature of our contracts with our customers. Few, if any, include minimum purchase requirements, annually or over the term of the agreement. Our ESG segment operates under Master Service Agreements (“MSAs”) with our oil and gas customers, which set forth the terms and conditions for the provision of services and the rental of equipment. Rental tools and service contracts are typically based on a day rate with rates based on the type of equipment and competitive conditions. As a result, we do not record backlog.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting

Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K. Except for the changes below, there have been no material changes to our critical accounting policies since January 31, 2018.

Revenue from Contracts with Customers

Under ASC Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery in accordance with the terms of the sales contract. We provide allowances for credits and returns, based on historic experience, and adjust such allowances as considered necessary.

In connection with the sales of our products, we also provide certain logistics services which include inventory management and replenishment, supply chain solutions such as third-party logistics programs, packaging and bar coding, parts kitting, quality assurance testing and inspection, purchasing assistance programs, and electronic data interchange capability. The price of such services is generally included in the price of the products delivered to our customer, and revenues are recognized upon delivery of the product, at which point, our customer has obtained control of our product. We do not account for these service activities separate from the related part sales as the services are inputs required to fulfill part orders received from customers.

Service revenues from oilfield services (product/service lines (“PSLS”)) are recorded over time throughout and for the duration of the service or rental period. Contracts in our ESG segment are pursuant to a MSA combined with a completed field ticket or a work order, which sets forth the details of the specific transaction including pricing.

Backlog is not a relevant measure for our ASG segment, given the long-term nature of our contracts with our customers. Few, if any, include minimum purchase requirements, annually or over the term of the agreement. Our ESG segment operates under MSAs with our oil and gas customers, which set forth the terms and conditions for the provision of services and the rental of equipment. Rental tools and service contracts are typically based on a day rate with rates based on the type of equipment and competitive conditions. As a result, we do not record backlog.

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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018, including the following factors:

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

On May 1, 2018, we announced that we entered an agreement with Boeing pursuant to which Boeing has agreed to acquire ASG and that we intend to spin-off our ESG business to our shareholders, in each case, upon the satisfaction of certain conditions.  Factors related to the Merger and spin-off that could cause actual results to differ from those projected or contemplated in any such forward-looking statements include, but are not limited to, the following factors: (1) the possibility that one or more closing conditions to the Merger, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger, may require conditions, limitations or restrictions in connection with such approvals or that the required approval by our shareholders may not be obtained; (2) risks related to the filing and effectiveness of appropriate filings with the SEC, the listing of KLX Energy Services’ common stock on a trading market and receiving any required regulatory approvals; (3) execution of the Merger and the spin-off will require significant time and attention from our management, which may distract them from the operation of our business and the execution of other initiatives that may have been beneficial to us; (4) our employees may be distracted due to uncertainty about their future roles pending the completion of the Merger and the spin-off; (5) parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third-parties or alter their present business relationships with us; (6) we will be required to pay significant costs and expenses relating to the Merger and the spin-off, such as legal, accounting and other professional fees, whether or not the Merger or the spin-off is completed; (7) we may experience negative reactions from the financial markets; and (8) other risk factors as detailed from time to time in the Company’s reports filed with the SEC.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At April 30, 2018, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of April 30, 2018, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of April 30, 2018, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.3.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of April 30, 2018, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2018.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following risk factor is related to the proposed Merger of ASG and proposed spin-off of our ESG business.  In addition to the information set forth in this report, you should carefully consider the risk factors described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

The Merger and/or the spin-off of our ESG business may not be completed on the terms or timeline currently contemplated, if at all, and may have a material adverse effect on us whether or not the Merger or the spin-off of our ESG business is completed.

We are actively engaged in planning for the Merger and the spin-off of our ESG business.  We currently anticipate that we will effect the spin-off as early as the third quarter of 2018 and the Merger as soon as practicable thereafter, but we cannot be certain when or if the respective conditions for the Merger and the spin-off will be satisfied or waived.  The Merger and the spin-off cannot be completed until the applicable conditions to each are satisfied or waived.

Unanticipated developments could delay or negatively impact the Merger and/or the spin-off, including the possibility that one or more closing conditions to the Merger, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger, may require conditions, limitations or restrictions in connection with such approvals or that the required approval by our shareholders may not be obtained, those related to the filing and effectiveness of appropriate filings with the SEC, the listing of KLX Energy Services’ common stock on a trading market and receiving any required regulatory approvals.  We cannot assure you that the Merger and/or the spin-off will be completed.  Effectuating the spin-off is one of the conditions to the Merger.

Whether or not we complete the Merger and/or the spin-off, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the Merger and the spin-off, including, among others, the following:

•

execution of the Merger and the spin-off will require significant time and attention from our management, which may distract them from the operation of our business and the execution of other initiatives that may have been beneficial to us;

•	our employees may be distracted due to uncertainty about their future roles pending the completion of the Merger and the spin-off;
•

parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third-parties or alter their present business relationships with us;

•

we will be required to pay significant costs and expenses relating to the Merger and the spin-off, such as legal, accounting and other professional fees, whether or not the Merger or the spin-off is completed; and

•	we may experience negative reactions from the financial markets.

Any delays in the anticipated completion of the spin-off may increase these risks.  In addition, the Merger Agreement contains certain termination rights for both Boeing and KLX, including in the event the required shareholder approval is not obtained at a duly convened meeting of KLX stockholders or in the event the Merger is not consummated on or before 5:00 p.m. (New York time) on April 30, 2019 (subject to extension on or before 5:00 p.m. (New York time) on July 30, 2019  in the event that all closing conditions are satisfied or waived, other than required notifications and approvals under certain antitrust laws).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

($ in Millions, Except Shares and Per Share Data)

The following table presents the total number of shares of our common stock that we repurchased during the three months ended April 30, 2018:

Period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs[3]	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1, 2018 - February 28, 2018	1,315	$65.98	—	$118.7
March 1, 2018 - March 31, 2018	1,518	70.83	—	118.7
April 1, 2018 - April 30, 2018	303	74.19	—	118.7
Total	3,136		—

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

ITEM 6. EXHIBITS

Exhibit 2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1

Agreement and Plan of Merger, dated April 30, 2018, by and among KLX Inc., The Boeing Company and Kelly Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018).

Exhibit 3(ii) – Bylaws

3.1	Amended and Restated Bylaws of KLX Inc., dated April 30, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018).

Exhibit 10 – Material Contracts

10.1

Transaction Bonus Agreement, dated as of April 30, 2018, by and between KLX Inc. and Amin J. Khoury, dated April 30, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018).

10.2

Transaction Bonus Agreement, dated as of April 30, 2018, by and between KLX Inc. and Thomas P. McCaffrey, dated April 30, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018).

10.3

Transaction Bonus Agreement, dated as of April 30, 2018, by and between KLX Inc. and Michael F. Senft, dated April 30, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018).

10.4

Transaction Bonus Agreement, dated as of April 30, 2018, by and between KLX Inc. and Roger M. Franks, dated April 30, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018).

10.5

Amendment, dated as of April 30, 2018, to Amended and Restated Employment Agreement, dated as of May 25, 2017, by and between KLX Inc. and Amin J. Khoury (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2018).

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

KLX INC.

Date: May 23, 2018	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and Chief Executive Officer

	By:	/s/ Michael F. Senft
Michael F. Senft
Vice President, Chief Financial Officer