Form 10-Q
period 2018-07-31
KLX Inc.
filed 2018-08-28
CIK 1617898

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended July 31, 2018

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

The registrant has one class of common stock, $0.01 par value, of which, 50,746,599 shares were outstanding as of August 23, 2018.

KLX INC.

Form 10-Q for the Quarter Ended July 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In Millions, Except Share Data)

	July 31,	January 31,
	2018	2018

ASSETS

Current assets:
Cash and cash equivalents	$322.7	$255.3
Accounts receivable–trade, less allowance for doubtful accounts ($12.0 at July 31, 2018 and January 31, 2018)	353.1	316.1
Inventories, net	1,418.0	1,407.9
Other current assets	46.9	51.7
Total current assets	2,140.7	2,031.0

Property and equipment, net of accumulated depreciation ($210.4 at July 31, 2018 and $191.1 at January 31, 2018)	310.2	286.4
Goodwill	1,038.4	1,056.8
Identifiable intangible assets, net	295.8	308.6
Deferred income taxes	55.3	74.5
Other assets	35.7	32.7
	$3,876.1	$3,790.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$217.6	$180.8
Accrued liabilities	103.4	106.7
Total current liabilities	321.0	287.5

Long-term debt	1,185.9	1,184.6
Deferred income taxes	5.5	5.9
Other non-current liabilities	44.1	42.1

Commitments, contingencies and off-balance sheet arrangements (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares outstanding	—	—
Common stock, $0.01 par value; 250.0 million shares authorized; 54.6 million shares issued as of July 31, 2018 and January 31, 2018	0.5	0.5
Additional paid-in capital	2,768.8	2,756.5
Treasury stock: 3.8 million shares as of July 31, 2018 and January 31, 2018	(183.0)	(182.7)
Accumulated deficit	(214.2)	(280.0)
Accumulated other comprehensive loss	(52.5)	(24.4)
Total stockholders’ equity	2,319.6	2,269.9
	$3,876.1	$3,790.0

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

AND COMPREHENSIVE INCOME (UNAUDITED)

(In Millions, Except Per Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2018	2017	2018	2017
Product revenues	$409.3	$357.1	$797.4	$704.6
Service revenues	117.9	73.5	228.9	137.3
Total revenues	527.2	430.6	1,026.3	841.9
Cost of sales - products	291.8	248.3	569.5	490.8
Cost of sales - services	85.7	63.7	167.7	119.6
Total cost of sales	377.5	312.0	737.2	610.4
Selling, general and administrative	85.7	66.3	163.9	130.6
Operating earnings	64.0	52.3	125.2	100.9
Interest expense	18.9	19.0	37.8	38.0
Earnings before income taxes	45.1	33.3	87.4	62.9
Income tax expense	10.3	12.6	20.9	23.8
Net earnings	$34.8	$20.7	$66.5	$39.1

Other comprehensive (loss) income:
Foreign currency translation adjustment	(15.2)	30.5	(28.1)	35.3
Comprehensive income	$19.6	$51.2	$38.4	$74.4
Net earnings per share - basic	$0.69	$0.41	$1.33	$0.77
Net earnings per share - diluted	$0.68	$0.40	$1.30	$0.76

See accompanying notes to condensed consolidated financial statements.

KLX INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In Millions)

	SIX MONTHS ENDED
	JULY 31,	JULY 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$66.5	$39.1
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization	38.0	33.0
Deferred income taxes	19.6	21.0
Non-cash compensation	10.3	13.0
Amortization of deferred financing fees	2.3	2.2
Provision for inventory reserve	6.7	9.1
Change in allowance for doubtful accounts and sales returns	(0.2)	4.8
Loss on disposal of property and equipment	0.5	0.5
Changes in operating assets and liabilities:
Accounts receivable	(36.9)	(54.8)
Inventories	(16.8)	(25.6)
Other current and non-current assets	-	(13.7)
Accounts payable	37.9	19.4
Other current and non-current liabilities	0.3	5.3
Net cash flows provided by operating activities	128.2	53.3

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52.7)	(32.6)
Acquisitions, net of cash acquired	(2.4)	-
Net cash flows used in investing activities	(55.1)	(32.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock and other	(0.2)	(29.6)
Cash proceeds from stock issuance	1.2	1.0
Net cash flows provided by (used in) financing activities	1.0	(28.6)

Effect of foreign exchange rate changes on cash and cash equivalents	(6.7)	6.4

Net increase (decrease) in cash and cash equivalents	67.4	(1.5)
Cash and cash equivalents, beginning of period	255.3	277.3
Cash and cash equivalents, end of period	$322.7	$275.8

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$3.3	$0.1
Interest	36.2	36.2
Supplemental schedule of non-cash activities:
Accrued property additions	$6.6	$6.1

See accompanying notes to condensed consolidated financial statements.

KLX INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - In Millions, Except Per Share Data)

Note 1.Description of Business and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the KLX Inc. (the “Company” or “KLX”) Annual Report on Form 10-K (the “2017 Form 10-K”) for the fiscal year ended January 31, 2018 (“Fiscal 2017”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

On April 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Boeing Company, a Delaware corporation (“Boeing”), and Kelly Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Boeing (“Merger Sub”), as amended by Amendment No. 1 thereto, dated June 1, 2018, pursuant to which Boeing has agreed to acquire the Aerospace Solutions Group (“ASG”) business of KLX. In addition, the Company announced its intention to spin-off its Energy Services Group (“ESG”) business (“KLX Energy Services”) to its stockholders.  Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing, Merger Sub will merge with and into the Company, with the Company surviving as a direct or indirect wholly-owned subsidiary of Boeing (the “Merger”).

At the effective time of the Merger (the “Effective Time”), each share of KLX common stock that is issued and outstanding immediately prior to the Effective Time (other than shares of KLX common stock (i) held by KLX as treasury stock, (ii) held, directly or indirectly, by Boeing or Merger Sub immediately prior to the Effective Time or (iii) that are outstanding immediately prior to the Effective Time and that are held by any person who is entitled to demand, and properly demands, appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $63.00 per share in cash, without interest. As a result, KLX shareholders as of the record date of the spin-off who are shareholders of KLX at the Effective Time will have received the $63.00 per share as well as the shares in the business being spun off, KLX Energy Services.

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

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among other things: (i) consummation of the ESG spin-off and (ii) applicable regulatory approvals (see Note 14 – Subsequent Events).

On July 16, 2018, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), in connection with the Company’s previously announced merger with a wholly owned subsidiary of Boeing, expired. The expiration of the waiting period under the HSR Act satisfies one of the conditions to the closing of the merger, which remains subject to other closing conditions in the Merger Agreement.

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

Note 2.Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation–Stock Compensation (Topic 718). This ASU was issued to provide clarity and reduce diversity in practice regarding the application of guidance on the modification of equity awards. The ASU states that an entity should account for the effects of a modification unless all of the following are met: the fair value, vesting conditions and the classification of the instrument as equity or liability of the modified award is the same as that of the original award immediately before such award is modified. The guidance became effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The adoption of ASU 2017-09 did not have a material impact on the Company’s condensed consolidated financial statements as the Company historically has accounted for all modifications in accordance with Topic 718 and has not been subject to the exception described under this ASU.

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

Service revenues from oilfield services (product/service lines (“PSLs”)) are recorded over time throughout and for the duration of the service or rental period. Contracts in the Company’s ESG segment are pursuant to a master services agreement (“MSA”) combined with a completed field ticket or a work order, which sets forth the details of the specific transaction including pricing.

Backlog is not a relevant measure for the Company’s ASG segment, given the long-term nature of its contracts with its customers. Few, if any, include minimum purchase requirements, annually or over the term of the agreement. The Company’s ESG segment operates under MSAs with its oil and gas customers, which set forth the terms and conditions for the provision of services and the rental of equipment. Rental tools and service contracts are typically based on a day rate with rates based on the type of equipment and competitive conditions. As a result, the Company does not record backlog.

Note 3.Business Combinations

The Company acquired two new product lines immediately prior to the end of the fourth quarter of Fiscal 2017. The first purchase includes high performance fasteners and precision components and assemblies dedicated to aircraft engine manufacturing. The second group of products will enable the Company to offer its customers technical products, systems and expertise in motion and control applications, including hydraulics, pneumatics, fluid connectors, filtration, electrical control systems, seals, compressors and engineered systems for both OEM and aftermarket applications. The Company acquired the two product lines for an aggregate purchase price of $64.8, which were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”) and primarily consist of inventory, accounts receivable, goodwill and intangibles and accounts payable and other current liabilities. The acquisitions did not have a material impact on the condensed consolidated financial statements. The valuations of the acquired assets related to the product line acquisitions are not yet complete and, as such, the Company has not yet finalized its allocation of the purchase price for the acquisitions.

Note 4.Inventories

Inventories, made up of finished goods, consist primarily of aerospace fasteners and consumables. The Company values inventories at the lower of cost and net realizable value, using first‑in, first‑out or weighted average cost method. The Company reviews inventory quantities on hand and records a provision for excess and obsolete inventory based primarily on historical demand, estimated product demand to support contractual supply agreements with its customers and the age of the inventory, among other factors. Demand for the Company’s products can fluctuate from period to period depending on customer activity. In accordance with industry practice, inventories include amounts relating to long-term contracts with long production cycles, some of which are not expected to be realized within one year. In addition, the Company supports a substantial portion of the global fleet of aircraft in service, and in its capacity as a stocking distributor will acquire and hold inventories for aircraft maintenance at periodic intervals as mandated by the Federal Aviation Administration (“FAA”) or similar regulatory agencies. Based on historical experience, the support of the aftermarket activities with products such as those which the Company sells will necessitate holding inventory in excess of the amount required to support new build production activity contracts.  Obsolescence has historically been immaterial for the Company due to the long life of an aircraft and nature of the products sold by the Company. Inventory with a limited shelf life is continually monitored and reserved for in advance of expiration. The annual provision for inventory with limited shelf life has historically been immaterial. Inventory reserves were approximately $76.2 and $72.4 as of July 31, 2018 and January 31, 2018, respectively.

Note 5.Goodwill and Intangible Assets

The table below sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

				July 31, 2018			January 31, 2018
	Useful Life			Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)			Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	10	-	30	$410.2	$136.7	$273.5	$413.6	$128.8	$284.8
Covenants not to compete	5			2.2	0.9	1.3	2.2	0.7	1.5
Developed technologies	15			3.3	0.6	2.7	3.3	0.5	2.8
Trade names	Indefinite			18.3	-	18.3	19.5	-	19.5
				$434.0	$138.2	$295.8	$438.6	$130.0	$308.6

Amortization expense associated with identifiable intangible assets was $4.9 and $4.8 for the three months ended July 31, 2018 and 2017, respectively, and $9.9 and $9.6 for the six months ended July 31, 2018 and 2017, respectively. The Company currently expects to recognize amortization expense related to intangible assets of approximately $20.0 in each of the next five fiscal years (primarily related to our ASG business). The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors such as changes in exchange rates for assets acquired outside the United States. The Company expenses costs to renew or extend the term of a recognized intangible asset.  Goodwill decreased by $18.4 as compared to January 31, 2018 primarily as a result of foreign currency translation adjustments.

Note 6.Accrued Liabilities

Accrued liabilities consisted of the following:

	July 31,	January 31,
	2018	2018
Accrued salaries, vacation and related benefits	$37.7	$37.2
Accrued commissions	7.7	10.9
Income taxes payable	11.4	10.7
Accrued interest	11.8	11.7
Other accrued liabilities	34.8	36.2
	$103.4	$106.7

Note 7.Long-Term Debt

As of July 31, 2018, long-term debt consisted of $1,200.0 aggregate principal amount of the Company’s 5.875% senior unsecured notes due 2022 (the “5.875% Notes”). On a net basis, after taking into consideration the debt issue costs for the 5.875% Notes, total debt was $1,185.9.

On June 8, 2018, the Company amended its amended and restated secured revolving credit facility, dated May 19, 2015 (as amended, the “Revolving Credit Facility”) to provide flexibility to spin off its ESG business. In addition, on June 8, 2018, the Company elected to reduce the total amount available to $650.0. As of July 31, 2018, the Company had $650.0 available for borrowing under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at an annual rate equal to the London interbank offered rate (“LIBOR”) (as defined in the Revolving Credit Facility) plus the applicable margin (as defined).  No amounts were outstanding under the Revolving Credit Facility as of July 31, 2018 or January 31, 2018.

The Revolving Credit Facility is tied to a borrowing base formula and has no maintenance financial covenants.  This Revolving Credit Facility matures in May 2020, is collateralized by the Company’s assets and contains customary affirmative covenants, negative covenants, restrictions on the payment of dividends and the repurchase of its stock, and conditions precedent for borrowings, all of which were met as of July 31, 2018.

Letters of credit issued under the Revolving Credit Facility aggregated $5.9 and $5.8 at July 31, 2018 and January 31, 2018, respectively.

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

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable – trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the Revolving Credit Facility as of July 31, 2018. The fair value of the Company’s 5.875% Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $1,242.0 and $1,251.0 as of July 31, 2018 and January 31, 2018, respectively.

Note 9.Commitments, Contingencies and Off-Balance Sheet Arrangements

Lease Commitments - The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At July 31, 2018, future minimum lease payments under these arrangements approximated $191.8, the majority of which related to long-term real estate leases.

Future payments under operating leases with terms greater than one year as of July 31, 2018 are as follows:

Year Ending January 31,
2019	$17.5
2020	34.3
2021	28.4
2022	22.1
2023	16.4
Thereafter	73.1
Total	$191.8

Litigation - The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s condensed consolidated financial statements.

Following KLX’s announcement of the merger, on July 2, 2018, KLX received a demand letter from counsel for a purported KLX stockholder seeking inspection of KLX’s books and records. After negotiation with counsel for this purported stockholder and pursuant to an agreement governing the confidentiality of any produced documents, KLX produced certain books and records in connection with the proposed merger between KLX and Boeing.

On July 6, 2018, a putative class action (the “Complaint”) was filed by a purported KLX stockholder in the United States District Court for the District of Delaware. The Complaint purports to bring the litigation as a class action on behalf of the public stockholders of KLX (the “Action”). The Complaint names as defendants the members of the board of directors of KLX and KLX. The Complaint alleges that KLX and the board of directors of KLX failed to disclose material information in KLX’s First Amended Preliminary Proxy Statement on Form 14A filed on June 28, 2018. The Complaint seeks, among other things, equitable relief, including to enjoin the closing of the merger, to direct disclosure of all material information in KLX’s proxy statement and to award plaintiff’s costs, including attorney’s and expert’s fees.

On August 15, 2018, the parties to the Action entered into a confidential Memorandum of Understanding (the "Memorandum of Understanding") providing for the dismissal of the Action with prejudice as to the plaintiff in the Action and without prejudice as to the putative class. While KLX believes that the

Action lacks merit and that the disclosures in the definitive proxy statement comply fully with applicable law, in order to avoid the expense and distraction of litigation, KLX agreed, pursuant to the terms of the confidential Memorandum of Understanding, to supplement the definitive proxy statement with certain supplemental disclosures, which it did on August 15, 2018. The confidential Memorandum of Understanding also outlined the terms of the plaintiff in the Action’s agreement in principle to dismiss the Complaint and release all claims which it has, has ever had, or could have asserted related to the Merger and disclosures related to the Merger. On August 22, 2018, the plaintiff filed a stipulation of dismissal. The counsel for the plaintiff has reserved the right to seek a mootness fee but has not yet made any specific demand for such a fee.

In the opinion of management, neither the demand letter, nor the Complaint are likely to result in a material adverse effect on the Company’s condensed consolidated financial statements.

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

The Company has employment agreements with certain key members of management with three-year initial terms and which renew for one additional year on each anniversary date. The Company’s employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control.

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

Compensation cost related to KLX restricted stock and stock options was $4.9 and $6.9 for the three months ended July 31, 2018 and 2017, respectively, and $9.8 and $12.6 for the six months ended July 31, 2018 and 2017, respectively. Unrecognized compensation expense related to these grants was $28.8 at July 31, 2018. The Company will recognize a charge equal to the then unrecognized compensation cost of the grants resulting from the acceleration of shares under the LTIP upon the closing of the sale to Boeing.

KLX has established a qualified Employee Stock Purchase Plan (“ESPP”), the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of KLX’s common stock at a price equal to 85% of the closing price on the last business day of each semi‑annual stock purchase period. The fair value of employee purchase rights represents the difference between the closing price of KLX’s shares on the date of purchase and the purchase price of the shares. Compensation cost was $0.1 and $0.1 for the three months ended July 31, 2018 and 2017, respectively, and $0.2 and $0.2 for the six months ended July 31, 2018 and 2017, respectively. Further option periods after the completion of the option period ending June 30, 2018 under the ESPP were suspended pursuant to the Merger Agreement. If the Merger is completed, the ESPP will be terminated.

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

The following table presents revenues and operating earnings (losses) by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
Revenues	2018	2017	2018	2017
Aerospace Solutions Group	$409.3	$357.1	$797.4	$704.6
Energy Services Group	117.9	73.5	228.9	137.3
Total revenues	527.2	430.6	1,026.3	841.9
Operating earnings (loss) (1)(2)
Aerospace Solutions Group	51.8	60.1	106.5	118.8
Energy Services Group	12.2	(7.8)	18.7	(17.9)
Total operating earnings	64.0	52.3	125.2	100.9
Interest expense	18.9	19.0	37.8	38.0
Earnings before income taxes	$45.1	$33.3	$87.4	$62.9

(1)

Operating earnings (loss) include an allocation of employee benefits and general and administrative costs primarily based on the proportion of each segment’s number of employees for the three and six months ended July 31, 2018 and 2017.

(2)

Costs related to the spin-off and costs associated with the sale of the business to Boeing have been allocated entirely to ESG and ASG, respectively during the three and six months ended July 31, 2018.

The following table presents capital expenditures by reportable segment:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2018	2017	2018	2017
Aerospace Solutions Group	$7.1	$2.6	$17.4	$5.3
Energy Services Group	18.6	15.5	35.3	27.3
	$25.7	$18.1	$52.7	$32.6

Corporate capital expenditures have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

Goodwill was $1,038.4 and $1,056.8 as of July 31, 2018 and January 31, 2018, respectively, and is all related to ASG.

The following table presents total assets by reportable segment:

	July 31,	January 31,
	2018	2018
Aerospace Solutions Group	$3,543.5	$3,495.8
Energy Services Group	332.6	294.2
	$3,876.1	$3,790.0

Corporate assets (primarily cash and cash equivalents) of $319.6 and $263.6 at July 31, 2018 and January 31, 2018, respectively, have been allocated to the above segments based on each segment’s percentage of total assets.

The Company operates principally in three geographic areas, the United States, Europe (primarily Germany) and emerging markets, such as Asia, the Pacific Rim and the Middle East. The following table presents revenues by reportable segment based on the originating location for the three and six months ended July 31, 2018.

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31, 2018		JULY 31, 2018
	Aerospace Solutions Group	Energy Services Group	Aerospace Solutions Group	Energy Services Group
Revenues:
Domestic	$407.6	$117.9	$793.7	$228.9
Foreign	1.7	—	3.7	—
	$409.3	$117.9	$797.4	$228.9

Segment revenues by geographic area, based on destination, for the three and six months ended July 31, 2018 were as follows:

	Three Months Ended July 31, 2018
	Aerospace Solutions Group		Energy Services Group
	Revenues	% of Revenues	Revenues	% of Revenues
United States	$221.2	54.0%	$117.9	100.0%
Europe	109.1	26.7%	—	—%
Asia, Pacific Rim, Middle East and other	79.0	19.3%	—	—%
Total revenues	$409.3	100.0%	$117.9	100.0%

	Six Months Ended July 31, 2018
	Aerospace Solutions Group		Energy Services Group
	Revenues	% of Revenues	Revenues	% of Revenues
United States	$438.8	55.0%	$228.9	100.0%
Europe	207.8	26.1%	—	—%
Asia, Pacific Rim, Middle East and other	150.8	18.9%	—	—%
Total revenues	$797.4	100.0%	$228.9	100.0%

Note 12.Net Earnings Per Common Share

Basic net earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of stock options, shares issued under the KLX LTIP and restricted shares based on an average share price during the period. For the three and six months ended July 31, 2018 and 2017, no shares of the Company’s common stock were excluded from the determination of diluted earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted earnings per share for the three and six months ended July 31, 2018 and 2017 are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2018	2017	2018	2017
Net earnings	$34.8	$20.7	$66.5	$39.1
(Shares in millions)
Basic weighted average common shares	50.2	50.9	50.1	51.0
Effect of dilutive securities - dilutive securities	0.8	0.8	0.9	0.7
Diluted weighted average common shares	51.0	51.7	51.0	51.7

Basic net earnings per common share	$0.69	$0.41	$1.33	$0.77
Diluted net earnings per common share	$0.68	$0.40	$1.30	$0.76

Note 13.Income Taxes

In accordance with FASB ASC 740, Income Taxes, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. As of July 31, 2018 and 2017, the Company had $8.7 and $9.3, respectively, of uncertain tax positions, including accrued interest of $1.1 and $1.3 at July 31, 2018 and 2017, respectively, all of which would affect the Company’s effective tax rate if recognized.

Pursuant to the terms of the Tax Sharing Agreement with our former parent, B/E Aerospace, the Company may be liable for income tax in certain foreign jurisdictions arising from the examination of tax years during which the Company was part of the B/E Group.  The statute of limitations in these foreign jurisdictions is open for tax years 2007-2014.

The Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting relating to the 2017 Tax Act under the Income Taxes Topic of the FASB ASC. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under the Income Taxes Topic of the FASB ASC is complete. To the extent that a company's accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply the Income Taxes Topic of the FASB ASC on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act. The ultimate impact of the 2017 Tax Act in the Company's financial statements is provisional with regard to certain foreign tax provisions and may differ from its estimates due to changes in the interpretations and assumptions made by the Company as well as additional regulatory guidance that may be issued.  No changes were made to the estimate as of July 31, 2018.

Note 14.Subsequent Events

On August 24, 2018, the Company’s stockholders voted in favor of the proposal to adopt the previously announced Merger Agreement, at a special meeting of stockholders held on August 24, 2018. Under the terms of the Merger Agreement, KLX stockholders will have the right to receive, for each share of KLX common stock that they own immediately prior to the effective time of the merger, $63.00 in cash per share, without interest (the “Merger Consideration”).  The Merger Consideration is in addition to, and separate from, the shares of KLX Energy Services that KLX stockholders as of the record date of the previously announced spin-off of KLX Energy Services will receive in the spin-off. The merger is subject to certain additional customary closing conditions, including receipt of regulatory approvals in certain jurisdictions.  The merger is expected to close during the fourth calendar quarter of 2018.

On August 24, 2018, the Company’s board of directors (the “Board”) approved the separation of its ESG business through a distribution of all of the shares of KLX Energy Services common stock on a pro rata basis to the holders of KLX’s common stock. For every one share of KLX common stock held, KLX’s shareholders will receive 0.4 shares of KLX Energy Services common stock. No fractional shares of KLX Energy Services will be issued. KLX Shareholders will receive cash in lieu of fractional shares. The Board has set a record date of September 3, 2018 and a distribution date of September 14, 2018. The distribution of KLX Energy Services common stock will complete the separation of KLX Energy Services from KLX. After the distribution, KLX Energy Services will be an independent, publicly-traded company, and KLX will not own any shares of KLX Energy Services common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars In Millions, Except Per Share Data)

The following discussion and analysis addresses the results of our operations for the three and six months ended July 31, 2018 as compared to our results of operations for the three and six months ended July 31, 2017. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

On May 1, 2018, we announced that we entered an agreement with Boeing pursuant to which Boeing has agreed to acquire ASG, which is summarized in Note 1 to our condensed consolidated financial statements, and that we intend to spin-off our ESG business to our shareholders.  If the Merger is consummated, ASG will become a wholly-owned subsidiary of Boeing.

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

Revenues by reportable segment for the three and six months ended July 31, 2018 and 2017, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	July 31, 2018		July 31, 2017		July 31, 2018		July 31, 2017
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
Aerospace Solutions Group	$409.3	77.6%	$357.1	82.9%	$797.4	77.7%	$704.6	83.7%
Energy Services Group	117.9	22.4%	73.5	17.1%	228.9	22.3%	137.3	16.3%
Total revenues	$527.2	100.0%	$430.6	100.0%	$1,026.3	100.0%	$841.9	100.0%

Revenues by geographic area (based on destination) for the three and six months ended July 31, 2018 and 2017, respectively, were as follows:

	THREE MONTHS ENDED				SIX MONTHS ENDED
	July 31, 2018		July 31, 2017		July 31, 2018		July 31, 2017
	Revenues	%	Revenues	%	Revenues	%	Revenues	%
United States	$339.1	64.3%	$266.2	61.8%	$667.8	65.1%	$516.7	61.4%
Europe	109.1	20.7%	97.3	22.6%	207.8	20.2%	194.5	23.1%
Asia, Pacific Rim, Middle East and other	79.0	15.0%	67.1	15.6%	150.7	14.7%	130.7	15.5%
Total revenues	$527.2	100.0%	$430.6	100.0%	$1,026.3	100.0%	$841.9	100.0%

Revenues from our domestic and foreign operations for the three and six months ended July 31, 2018 and 2017, respectively, were as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31, 2018	JULY 31, 2017	JULY 31, 2018	JULY 31, 2017
Domestic	$525.5	$428.9	$1,022.6	$838.7
Foreign	1.7	1.7	3.7	3.2
Total revenues	$527.2	$430.6	$1,026.3	$841.9

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

On April 30, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Boeing Company, a Delaware corporation (“Boeing”), and Kelly Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Boeing (“Merger Sub”), as amended by Amendment No. 1 thereto, dated June 1, 2018, pursuant to which Boeing has agreed to acquire ASG. The Company also announced its intention to spin-off its ESG business (such business, after the completion of the spin-off, “KLX Energy Services”) to its stockholders.  Upon the terms and subject to the conditions set forth in the Merger Agreement, at the closing, Merger Sub will merge with and into the Company, with the Company surviving as a direct or indirect wholly-owned subsidiary of Boeing (the “Merger”).

At the effective time of the Merger (the “Effective Time”), each share of KLX common stock that is issued and outstanding immediately prior to the Effective Time (other than shares of KLX common stock (i) held by KLX as treasury stock, (ii) held, directly or indirectly, by Boeing or Merger Sub immediately prior to the Effective Time or (iii) that are outstanding immediately prior to the Effective Time and that are held by any person who is entitled to demand, and properly demands, appraisal of such shares pursuant to, and who complies in all respects with, Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $63.00 per share in cash, without interest. As a result, the shareholders of KLX at the Effective Time will receive the $63.00 per share and the shareholders of KLX at the record date for the spin-off will receive shares of the business being spun off, KLX Energy Services.

The respective boards of directors of KLX and Boeing have unanimously approved the Merger Agreement. In addition, KLX has agreed, subject to certain exceptions, not to directly or indirectly solicit competing alternative proposals and to terminate all existing discussions, negotiations and communications with respect to any alternative proposal.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among other things: (i) adoption of the Merger Agreement and approval of the Merger Agreement by KLX’s stockholders (which occurred on August 24, 2018); (ii) the Exchange Act registration statement with respect to the KLX Energy Services shares to be issued in connection with the spin-off having been declared effective by the SEC (which occurred on August 24, 2018) and such shares having been approved for listing on Nasdaq (which occurred on August 24, 2018) and the period of time specified by applicable law for the mailing of an information statement in connection with the spin-off having expired, (iii) consummation of the spin-off and (iv) applicable regulatory approvals.

On July 16, 2018, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) in connection with the Merger expired. The expiration of the waiting period under the HSR Act satisfies one of the conditions to the closing of the Merger, which remains subject to other closing conditions in the Merger Agreement.

On August 24, 2018, the Company’s stockholders voted in favor of the proposal to adopt the Merger Agreement at a special meeting of stockholders. The Merger is subject to certain additional customary closing conditions, including receipt of regulatory approvals in certain jurisdictions. The Merger is expected to close during the fourth calendar quarter of 2018.

On August 24, 2018, the Company’s board of directors (the “Board”) approved the separation of its ESG business through a distribution of all of the shares of KLX Energy Services common stock on a pro rata basis to the holders of KLX’s common stock. For every one share of KLX common stock held, KLX’s shareholders as of the record date for the spin-off will receive 0.4 shares of KLX Energy Services common stock. No fractional shares of KLX Energy Services will be issued. KLX Shareholders will receive cash in lieu of fractional shares. The Board has set a record date of September 3, 2018 and a distribution date of September 14, 2018. The distribution of KLX Energy Services common stock will complete the separation of KLX Energy Services from KLX. After the distribution, KLX Energy Services will be an independent, publicly-traded company, and KLX will not own any shares of KLX Energy Services common stock.

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

We began to see a stabilization in demand in late 2016, and with oil prices rising through the $40’s per barrel and into the $60’s in 2017, we have begun to benefit from our customers’ renewed commitment to their capital budgets.  During the year ended January 31, 2018, we experienced a 109.3% increase in revenues as compared with the prior year, and operating earnings turned positive during the fourth quarter of 2017. This turnaround in operating results has continued into Fiscal 2018, as demonstrated by a 66.7% increase in revenues to $228.9 for the six months ended July 31, 2018, and a $36.6 increase in operating earnings to $18.7, inclusive of allocated costs associated with our strategic alternatives review and costs associated with the proposed spin-off of our ESG business.  Exclusive of these costs of approximately $5.7 in the six months ended July 31, 2018, our operating earnings would have been $24.4, or 10.7% of revenues. We believe our Fiscal 2017 and six months ended July 31, 2018 performance reflects our business realignment and cost reduction initiatives as well as the improvement in industry conditions.  We are continuing to carefully manage our costs, while continuing to invest in differentiating technologies, personnel and innovative product and service lines, as we build an industry leading platform in the services niche in which we operate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2018

COMPARED TO THREE MONTHS ENDED JULY 31, 2017

($ in Millions, Except Per Share Data)

	REVENUES
	THREE MONTHS ENDED
	July 31,	July 31,	Percent
	2018	2017	Change
Aerospace Solutions Group	$409.3	$357.1	14.6%
Energy Services Group	117.9	73.5	60.4%
Total revenues	$527.2	$430.6	22.4%

Second quarter 2018 revenues increased 22.4% to $527.2 as compared with the same period of the prior year. Our consolidated revenue growth was driven by a 14.6% increase in ASG revenues and a 60.4% increase in ESG revenues.

Second quarter 2018 cost of sales was $377.5, or 71.6% of sales, as compared to the prior year period of $312.0, or 72.5% of sales. The 90 basis point year-over-year improvement in cost of sales as a percentage of revenues is primarily due to substantially improved results at our ESG business as a result of improved market conditions, and operating leverage, offset by a 180 basis point increase at ASG primarily due to $1.8 of costs incurred during the second quarter of 2018 due to the transition to ASG’s new global distribution and operations center as compared to none in the prior year.

Selling, general and administrative (“SG&A”) expenses during the second quarter of 2018 were $85.7, or 16.3% of revenues, as compared with $66.3, or 15.4% of revenues, in the prior year period. SG&A as a percentage of revenues increased by 90 basis points as compared with the prior year period primarily due to $21.3 of costs incurred during the second quarter of 2018 associated with the sale of the ASG business to Boeing, the spin-off of ESG and the transition to ASG’s new global distribution and operations center.

Operating earnings of $64.0 increased by approximately 22.4%, reflecting a $20.0 improvement in ESG operating earnings including $1.9 of costs related to the spin-off offset by an $8.3 decline in operating earnings at ASG, which include $21.2 of costs associated with the sale of the business to Boeing and the transition to the new global distribution and operations center in the current year period. Operating margin of 12.1% was flat as compared to the prior year. Exclusive of the aforementioned costs, ASG operating earnings would be $73.0, representing a $12.9 increase in operating earnings, and operating margin would have been 17.8% as compared to 16.8% in the prior year period.

Interest expense for the three months ended July 31, 2018 of $18.9 was approximately flat as compared to the prior year period.

Income tax expense for the three months ended July 31, 2018 was $10.3, or 22.8% of earnings before income taxes, as compared with $12.6, or 37.8%, in the prior year period. The decrease in the effective tax rate was due to the recently implemented reduction to the corporate tax rate due to the recently enacted tax legislation.

Net earnings and net earnings per diluted share for the three months ended July 31, 2018 were $34.8 and $0.68, respectively, as compared to $20.7 and $0.40, respectively, in 2017. The changes in net earnings are due to the various factors discussed above.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	THREE MONTHS ENDED
	July 31,	July 31,	Percent
	2018	2017	Change
Aerospace Solutions Group	$51.8	$60.1	(13.8)%
Energy Services Group	12.2	(7.8)	256.4%
Total operating earnings	$64.0	$52.3	22.4%

For the three months ended July 31, 2018, the ASG segment generated revenues of $409.3, an increase of approximately 14.6% compared to the same period in the prior year. On a channel basis, revenues to support original equipment manufacturing (“OEM “) customers were up approximately 11.4% driven primarily by new programs and market share gains. Revenue growth was experienced within all channels, including business jet and defense. The aftermarket had its best quarter in many years delivering double-digit percentage revenue growth for the second consecutive quarter, driven by a substantial increase in aircraft maintenance activity among MRO’s, repair shops and airlines. ASG operating earnings of $51.8 decreased 13.8% as compared to the prior year period primarily due to $21.2 of costs associated with the sale of the business to Boeing and the transition to the new global distribution and operations center in the current year period.

For the three months ended July 31, 2018, as compared to the same period of the prior year, ESG revenues of $117.9 increased by 60.4% driven by strong growth in demand for intervention and completion services, particularly higher margin proprietary product service lines, including frac stacks, proprietary fishing tools and proprietary down hole production tools. ESG revenues are increasing at a faster rate than fixed costs due to the integration and reorganization of seven private oilfield service companies acquired over the 2013 through 2014 time period, which is resulting in substantial margin expansion. Operating earnings included $1.9 of costs related to the spin-off of the ESG business and increased $20.0 from a loss of $7.8 during the second quarter of last year to positive earnings of $12.2 in the current year period. Revenue growth and improvement in operating earnings were primarily due to improved market conditions, benefits from our integration initiatives and continued investment in differentiating technologies, personnel and innovative product and service lines.

SIX MONTHS ENDED JULY 31, 2018

COMPARED TO SIX MONTHS ENDED JULY 31, 2017

	REVENUES
	SIX MONTHS ENDED
	July 31,	July 31,	Percent
	2018	2017	Change
Aerospace Solutions Group	$797.4	$704.6	13.2%
Energy Services Group	228.9	137.3	66.7%
Total revenues	$1,026.3	$841.9	21.9%

For the six months ended July 31, 2018 revenues increased 21.9% to $1,026.3 as compared with the same period of the prior year. Our consolidated revenue growth was driven by a 13.2% increase in ASG revenues and a 66.7% increase in ESG revenues.

Cost of sales for the period was $737.2, or 71.8% of sales, as compared to the prior year period of $610.4 or 72.5% of sales. The 70 basis point year-over-year improvement in cost of sales as a percentage of revenues is primarily due to substantially improved results at our ESG business due to the improved market conditions, and operating leverage, offset by a 180 basis point increase at ASG primarily due to $4.4 of costs incurred during the first six months of 2018 due to the transition to ASG’s new global distribution and operations center as compared to none in the prior year.

SG&A expenses during the six months ended July 31, 2018 were $163.9, or 16.0% of revenues, as compared with $130.6, or 15.5% of revenues, in the prior year period. SG&A as a percentage of revenues increased by 50 basis points as compared with the prior year period primarily due to $33.0 of costs associated with the sale of the ASG business to Boeing, the spin-off of ESG and the transition to ASG’s new global distribution and operations center.

Operating earnings and operating margin of $125.2 and 12.2% increased by approximately 24.1% and approximately 20 basis points, respectively. Operating earnings reflect a $36.6 improvement at ESG including $3.8 of costs related to the strategic alternatives review incurred in the first quarter of 2018 and $1.9 of spin-off costs incurred during the second quarter of 2018, offset by a $12.3 decline in operating earnings at ASG which include $31.7 of costs associated with the sale of the business to Boeing and the transition to the new global distribution and operations center in the current year period. Exclusive of the aforementioned costs, ASG operating earnings would be $138.2, representing a $19.4 increase in operating earnings, and operating margin would have been 17.3% as compared to 16.9% in the prior year period.

Interest expense for the six months ended July 31, 2018 of $37.8 was approximately flat as compared to the prior year period.

Income tax expense for the six months ended July 31, 2018 was $20.9, or 23.9% of earnings before income taxes, as compared with $23.8, or 37.8%, in the prior year period. The decrease in the effective tax rate was due to the recently implemented reduction to the corporate tax rate due to the recently enacted tax legislation.

Net earnings and net earnings per diluted share for the six months ended July 31, 2018 were $66.5 and $1.30, respectively, as compared to $39.1 and $0.76, respectively, in 2017. The changes in net earnings are due to the various factors discussed above.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	SIX MONTHS ENDED
	July 31,	July 31,	Percent
	2018	2017	Change
Aerospace Solutions Group	$106.5	$118.8	(10.4)%
Energy Services Group	18.7	(17.9)	204.5%
Total operating earnings	$125.2	$100.9	24.1%

For the six months ended July 31, 2018, ASG revenues of $797.4 increased 13.2% compared to the same period in the prior year. On a channel basis, revenues from both OEM and aftermarket customers increased by a double-digit percentage. ASG operating earnings of $106.5 decreased 10.4% as compared to the prior year period primarily due to $31.7 of costs related to the strategic alternatives review and the transition to ASG’s new global distribution and operations center in the current year period.

For the six months ended July 31, 2018, ESG revenues of $228.9 increased by 66.7% as compared to the same period of the prior year. Operating earnings increased $36.6 from a loss of $17.9 in the prior year period to positive earnings of $18.7, inclusive of spin-off costs. Revenue growth and improvement in operating earnings were primarily due to improved market conditions, benefits from our integration initiatives and continued investment in differentiating technologies, personnel and innovative product and service lines.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At July 31, 2018, we had $322.7 of cash and cash equivalents. Cash on hand at July 31, 2018 increased by $67.4 as compared with cash on hand at January 31, 2018 primarily as a result of cash flows from operating activities of $128.2 offset by capital expenditures of $52.7. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity consist of cash on hand, cash flow from operations and availability under our undrawn $650.0 Revolving Credit Facility. The substantial majority of our cash is held within the United States, and we believe substantially all of our foreign cash may be brought back into the United States in a tax efficient manner.

Working Capital

Working capital as of July 31, 2018 was $1,819.7, an increase of $76.2 as compared with working capital at January 31, 2018. As of July 31, 2018, total current assets increased by $109.7 and total current liabilities increased by $33.5 as compared with the prior fiscal year end amounts. Total current assets increased primarily as a result of increases in cash and accounts receivable of $67.4 and $37.0, respectively. The increase in total current liabilities was primarily due to a $36.8 increase in accounts payable.

Cash Flows

As of July 31, 2018, our cash and cash equivalents were $322.7 as compared to $255.3 at January 31, 2018. Cash generated from operating activities was $128.2 for the six months ended July 31, 2018 as compared to $53.3 for the six months ended July 31, 2017, reflecting a $27.4 increase in net earnings, a $16.8 increase in inventories ($25.6 increase in the prior year), a $36.9 increase in accounts receivable ($54.8 increase in the prior year) and a $38.2 increase in accounts payable and accrued liabilities in the current period ($24.7 increase in the prior year). Cash used in investing activities was $55.1 for the six months ended July 31, 2018 as compared to $32.6 in the same period of the prior year primarily due to investments related to the Company’s new ASG global headquarters in the current year period and discrete investments in ESG capital equipment. Cash provided by financing activities was $1.0 for the six months ended July 31, 2018 as compared to cash used in financing activities of $28.6 in the prior year due to a decrease in share repurchases in the current year period.

Capital Spending

Our capital expenditures were $52.7 and $32.6 during the six months ended July 31, 2018 and 2017, respectively. We expect capital expenditures to be approximately $100.0 during 2018 reflecting discrete investments within the ESG business and investments in the Company’s new ASG global headquarters. We expect to fund future capital expenditures from cash on hand, cash flows from operations and from funds available from our secured $650.0 Revolving Credit Facility, none of which was drawn at July 31, 2018.

Outstanding Debt and Other Financing Arrangements

Long-term debt at July 31, 2018 totaled $1,200.0 and consisted of our 5.875% senior unsecured notes (the “5.875% Notes”). On a net basis, after taking into consideration cash on hand and the debt issue costs for the 5.875% Notes, total debt was $863.2.

We also have a $650.0 Secured Revolving Credit Facility tied to a borrowing base formula, which bears interest at the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined). No amounts were outstanding under this credit facility as of July 31, 2018. We believe that our cash flows, together with cash on hand and funds available under the credit facility will provide us with the ability to fund our operations, make planned capital expenditures payments and meet our debt service obligations for at least the next twelve months.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of July 31, 2018. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt and other non-current liabilities (1)	$(0.7)	$0.8	$0.8	$0.9	$1,200.2	$33.4	$1,235.4
Operating leases	17.5	34.3	28.4	22.1	16.4	73.1	191.8
Future interest payments on outstanding debt (2)	36.1	72.3	71.1	70.6	70.6	0.2	320.9
Total	$52.9	$107.4	$100.3	$93.6	$1,287.2	$106.7	$1,748.1

Commercial Commitments
Letters of credit	$5.9	—	—	—	—	—	$5.9

(1)

Our liability for unrecognized tax benefits of $8.7, including related interest and penalties at July 31, 2018, has been omitted from the above table because we cannot determine with certainty when this liability will be settled.  It is reasonably possible that the amount of liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect any such change to have a material impact on our condensed consolidated financial statements.

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

On May 1, 2018, we announced that we entered an agreement with Boeing pursuant to which Boeing has agreed to acquire ASG, which is summarized in Note 1 to our condensed consolidated financial statements, and that we intend to spin-off our ESG business to our shareholders.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain equipment under committed lease arrangements provided by various financial institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected in our condensed consolidated balance sheets. Our aggregate future minimum lease payments under these arrangements totaled approximately $191.8 at July 31, 2018.

Litigation

We are a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our condensed consolidated financial statements.

Following our announcement of the merger, on July 2, 2018, we received a demand letter from counsel for a purported KLX stockholder seeking inspection of our books and records. After negotiation with counsel for this purported stockholder and pursuant to an agreement governing the confidentiality of any produced documents, we produced certain books and records in connection with the proposed merger between KLX and Boeing.

On July 6, 2018, a putative class action (the “Complaint”) was filed by a purported KLX stockholder in the United States District Court for the District of Delaware. The Complaint purports to bring the litigation as a class action on behalf of the public stockholders of KLX (the “Action”). The Complaint names as defendants the members of the board of directors of KLX and KLX. The Complaint alleges that KLX and the board of directors of KLX failed to disclose material information in our First Amended Preliminary Proxy Statement on Form 14A filed on June 28, 2018. The Complaint seeks, among other things, equitable relief, including to enjoin the closing of the merger, to direct disclosure of all material information in our proxy statement and to award plaintiff’s costs, including attorney’s and expert’s fees.

On August 15, 2018, the parties to the Action entered into a confidential Memorandum of Understanding (the "Memorandum of Understanding") providing for the dismissal of the Action with prejudice as to the plaintiff in the Action and without prejudice as to the putative class. While we believe that the Action lacks merit and that the disclosures in the definitive proxy statement comply fully with applicable law, in order to avoid the expense and distraction of litigation, we agreed, pursuant to the terms of the confidential Memorandum of Understanding, to supplement the definitive proxy statement with certain supplemental disclosures, which it did on August 15, 2018. The confidential Memorandum of Understanding also outlined the terms of the plaintiff in the Action’s agreement in principle to dismiss the Complaint and release all claims which it has, has ever had, or could have asserted related to the Merger and disclosures related to the Merger. On August 22, 2018, the plaintiff filed a stipulation of dismissal. The counsel for the plaintiff has reserved the right to seek a mootness fee but has not yet made any specific demand for such a fee.

In the opinion of management, neither the demand letter, nor the Complaint are likely to result in a material adverse effect on our condensed consolidated financial statements.

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

From time to time, we and our foreign subsidiaries may enter into foreign currency exchange contracts to manage risk on transactions conducted in foreign currencies. At July 31, 2018, we had no outstanding forward currency exchange contracts. In addition, we have not entered into any other derivative financial instruments.

Interest Rates – As of July 31, 2018, we have no adjustable rate debt outstanding. We do not engage in transactions intended to hedge our exposure to changes in interest rates.

As of July 31, 2018, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.4.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness, as of July 31, 2018, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2018.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDGINGS

For a discussion of certain legal proceedings related to the Merger, see the discussion under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements – Litigation” in this Form 10-Q.

ITEM 1A. RISK FACTORS

The following risk factor is related to the proposed Merger of ASG and proposed spin-off of our ESG business.  In addition to the information set forth in this report, you should carefully consider the risk factors described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

The Merger may not be completed on the terms or timeline currently contemplated, if at all, and may have a material adverse effect on us whether or not the Merger is completed.

We are actively engaged in planning for the Merger.  We currently anticipate that we will effect the Merger during the fourth calendar quarter of 2018, but we cannot be certain when or if the respective conditions for the Merger will be satisfied or waived.  The Merger cannot be completed until the applicable conditions to each are satisfied or waived.

Unanticipated developments could delay or negatively impact the Merger, including the possibility that one or more closing conditions to the Merger, including certain regulatory approvals, may not be satisfied or waived, on a timely basis or otherwise, including that a governmental entity may prohibit, delay or refuse to grant approval for the consummation of the Merger, may require conditions, limitations or restrictions in connection with such approvals and receiving any required regulatory approvals.  We cannot assure you that the Merger will be completed.

Whether or not we complete the Merger, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the Merger, including, among others, the following:

•

execution of the Merger will require significant time and attention from our management, which may distract them from the operation of our business and the execution of other initiatives that may have been beneficial to us;

•	our employees may be distracted due to uncertainty about their future roles pending the completion of the Merger;
•

parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third-parties or alter their present business relationships with us;

•	we will be required to pay significant costs and expenses relating to the Merger, such as legal, accounting and other professional fees, whether or not the Merger is completed; and
•	we may experience negative reactions from the financial markets.

The Merger Agreement contains certain termination rights for both Boeing and KLX in the event the Merger is not consummated on or before 5:00 p.m. (New York time) on April 30, 2019 (subject to extension until 5:00 p.m. (New York time) on July 30, 2019 in the event that all closing conditions are satisfied or waived, other than required notifications and approvals under certain antitrust laws).

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

($ in Millions, Except Shares and Per Share Data)

The following table presents the total number of shares of our common stock that we repurchased during the three months ended July 31, 2018:

Period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs[3]	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 1, 2018 - May 31, 2018	258	$73.84	—	$118.7
June 1, 2018 - June 30, 2018	—	—	—	118.7
July 1, 2018 - July 31, 2018	—	—	—	118.7
Total	258		—

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

ITEM 6. EXHIBITS

Exhibit 2 – Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1

Amendment No. 1 to Agreement and Plan of Merger, dated as of June 1, 2018, by and between The Boeing Company, Kelly Merger Sub, Inc. and KLX Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 7, 2018).

2.2

Distribution Agreement, dated as of July 13, 2018, by and among KLX Inc., KLX Energy Services Holdings, Inc. and KLX Energy Services LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2018).

2.3

Employee Matters Agreement, dated as of July 13, 2018, by and among KLX Inc., KLX Energy Services Holdings, Inc. and KLX Energy Services LLC (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2018).

2.4

IP Matters Agreement, dated as of July 13, 2018, by and between KLX Inc. and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2018).

2.5

Transition Services Agreement, dated as of July 13, 2018, by and between KLX Inc. and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2018).

Exhibit 4 – Instruments defining the rights of security holders, including indentures

4.1

Third Supplemental Indenture, dated June 8, 2018, among KLX Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2018).

Exhibit 10 – Material Contracts

10.1

Amendment to Credit Agreement, dated June 8, 2018, among KLX Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent thereto, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2018).

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

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

KLX INC.

Date: August 28, 2018	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman and Chief Executive Officer

	By:	/s/ Michael F. Senft
Michael F. Senft
Vice President, Chief Financial Officer